Form 10-Q
period 1996-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 1996-05-15
CIK 865936

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1996
                                     or
             ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                  For the transition period from ______ to ______



                         Commission File Number 33-35938
                        PAINEWEBBER R&D PARTNERS III, L.P.
              (Exact name of registrant as specified in its charter)


              DELAWARE                                    13-3588219

    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)


 1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK            10019
    (Address of principal executive offices)              (Zip code)

     Registrant's telephone number, including area code: (212) 713-2000

                           -------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No
                                                -----        -----
                           --------------------------

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                                  Form 10-Q
                                March 31, 1996

                               Table of Contents

PART I.       FINANCIAL INFORMATION                                       Page

Item 1.       Financial Statements

              Statements of Financial Condition
              (unaudited) at March 31, 1996 and
              December 31, 1995                                             2

              Statements of Operations
              (unaudited) for the three months ended
              March 31, 1996 and 1995                                       3

              Statement of Changes in Partners' Capital
              (unaudited) for the three months ended
              March 31, 1996                                                3

              Statements of Cash Flows
              (unaudited) for the three months ended
              March 31, 1996 and 1995                                       4

              Notes to Financial Statements
              (unaudited)                                                 5-13

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of                          14-15
              Operations

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                             16

              Signatures                                                   17

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                       March 31,   December 31,
                                                            1996           1995
- -------------------------------------------------------------------------------
Assets:

   Cash                                              $     59,533  $    56,903

   Marketable securities, at market value               1,251,576    1,432,382

   Investments, at fair value                          21,835,949   15,514,892

   Interest receivable                                     11,969       37,739

   Organization costs, net of accumulated
    amortization of $121,390 at March 31, 1996
    and $115,104 at December 31, 1995                       4,334       10,620

   Investments in product development projects            524,003      826,167

   Other assets                                            55,223       35,723
                                                     ------------  -----------
Total assets                                         $ 23,742,587  $17,914,426
                                                     ============  ===========

Liabilities and partners' capital:

   Payable to PaineWebber Development Corp.         $       6,221  $     5,721

   Accrued liabilities                                     78,601       83,494
                                                     ------------  -----------
                                                           84,822       89,215

   Partners' capital                                   23,657,765   17,825,211
                                                     ------------  -----------
Total liabilities and partners' capital              $ 23,742,587 $ 17,914,426
                                                     ============  ===========

- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,                       1996         1995
- -------------------------------------------------------------------------------
Revenues:
   Interest income                                  $     20,720  $    97,906
   Income from product development project                19,500       16,969
   Unrealized appreciation  of investments
     and marketable securities                         6,319,743       81,228
   Net realized gain on sale of marketable securities          -       31,767
                                                     ------------  -----------
                                                       6,359,963      227,870
                                                     ------------  -----------
Expenses:
   Expenditures under product development projects       302,164    1,478,941
   Management fee                                        177,639      219,423
   General and administrative costs                       41,320       48,863
   Amortization of organization costs                      6,286        6,286
                                                     ------------  -----------
                                                         527,409    1,753,513
                                                     ------------  -----------

Net income (loss)                                   $  5,832,554  $(1,525,643)
                                                     ============  ===========

Net income (loss) per partnership unit:
   Limited partners (based on 50,000 units)         $     115.48  $    (30.21)
   General partner                                  $  58,325.54  $(15,256.43)

- -------------------------------------------------------------------------------
See notes to financial statements.


Statement of Changes in Partners' Capital
(unaudited)


For the three months                     Limited      General
ended March 31, 1996                     Partners     Partner        Total
- -------------------------------------------------------------------------------
Balance at December 31, 1995        $ 17,648,545  $   176,666  $ 17,825,211

Net income                             5,774,228       58,326     5,832,554
                                    ------------  -----------  ------------
Balance at March 31, 1996           $ 23,422,773  $   234,992  $ 23,657,765
                                    ============  ===========  ============
- -------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,                     1996         1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                   $  5,832,554  $(1,525,643)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
Amortization of organization costs                         6,286        6,286
Unrealized appreciation of investments and
   marketable securities                              (6,319,743)     (81,228)
Equity in earnings of product development projects       302,164      728,941

(Increase) decrease in operating assets:
  Marketable securities                                  179,492    2,886,145
  Interest receivable                                     25,770       27,871
  Investments in product development projects                  -   (1,038,425)
  Other assets                                           (19,500)       1,781

Increase (decrease) in operating liabilities:
  Liabilities under product development projects               -   (1,002,327)
  Payable to PaineWebber Development Corporation             500          500
  Accrued liabilities                                     (4,893)      (3,894)
                                                     ------------  -----------
Cash provided by  operating activities                     2,630            7
                                                     ------------  -----------
Increase in cash                                           2,630            7

Cash at beginning of period                               56,903        1,044
                                                     ------------  -----------
Cash at end of period                               $     59,533  $     1,051
                                                     ============  ===========

- -------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1996 and 1995.
- -------------------------------------------------------------------------------
See notes to financial statements.

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

1. ORGANIZATION AND BUSINESS

    The financial information as of and for the periods ended March 31, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995.

    The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. PaineWebber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly owned subsidiary of Paine Webber Group Inc., is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

     The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. When the product development phase has been completed, Sponsor Companies will generally have a license from the Partnership to commercialize the products resulting from the product development project, and the Partnership will generally have the right to receive payments based upon the sale of such products. Sponsor Companies will generally have an option to purchase from the Partnership the products or technology developed for a predetermined price, payable through a one-time payment and/or a series of payments based on product sales over a ten to twelve year period. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants will have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts, similar to those described above, with Sponsor Companies.
The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of Sponsor Companies.

    The General Partner may engage in technology development projects and other ventures to which the specified product development project criteria and structure would not be applicable. The commitments to technology development projects and other ventures do not exceed 20% of the aggregate capital contributions of the Partnership.

     As of March 31, 1996, the Partnership has fully funded its seven Projects at an aggregate investment of $32.5 million (see Note 5). In addition to the Projects, the Partnership has made equity investments in Sponsor Companies at a total cost of $8,250,000 at March 31, 1996 (see Note 3).

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)




(NOTE 1 CONTINUED)

  All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") will initially be made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                Limited Partners       General Partner

I.               Until the value of the aggregate distributions for each
                 limited partnership Unit ("Unit") equals $1,000 plus
                 simple interest on such amount accrued at 5% per annum
                 ("Contribution Payout")..................................    99%                   1%

II.              After Contribution Payout and until the value of the
                 aggregate distributions for each Unit equals $5,000 ("Final
                 Payout").................................................    80%                   20%

III.             After Final Payout.......................................    75%                   25%

   For the quarter ended March 31, 1996, the Partnership made no cash or security distributions. At March 31, 1996, the Partnership has made cash and security distributions since inception of $100 and $98 per Unit, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates, such estimates include the carrying value of non-marketable securities, and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Certain reclassifications have been made in prior year amounts to conform to current year presentations.

   The Partnership accounts for investments held as of or acquired after January 1, 1994, pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115). Prior to January 1, 1994, the Partnership accounted for its investments in restricted common stock (regardless of the restriction period) at the lower of cost or fair value.

   Marketable securities consist  of  readily  marketable  securities  that are
valued  at  market  value.   Marketable  securities  are  not  considered  cash
equivalents for the Statements of Cash Flows.

   The Partnership's investments in convertible preferred stock are not publicly traded and are subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities are valued at cost, except when a decrease is required based on the General Partner's evaluations.

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(NOTE 2 CONTINUED)

These evaluations are based on available information and do not necessarily represent the amount, if any, which might ultimately be realized, since such an amount depends on future circumstances and cannot reasonably be determined until the position is actually liquidated.

   Realized and unrealized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

    The General Partner incurred offering and organizational costs in the amount of $1,813,138 and $125,724, respectively, that were reimbursed at the Partnership's closings. Offering expenses have been charged against partners' capital. Organizational costs incurred during the formation of the Partnership are amortized over a period of 60 months from the date of the commencement of operations.

    The Partnership invested in Projects, as more fully described in Note 5, through one of two vehicles:

     -  Product Development Contracts
        The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies. Income from the Sponsor Companies is reflected in the Statements of Operations for the period in which the income is earned.

     -  Product Development Limited Partnerships
        The Partnership participates as a limited partner in product development limited partnerships formed to develop specific products. Such participations are accounted for using the equity method. Such partnerships expense product development costs when incurred.

   The Partnership carries warrants at a zero value in cases where the Sponsor Company's stock is not publicly traded or the exercise period has not been attained. To the extent that the Partnership's warrants are currently exercisable and the Sponsor Company's stock is publicly traded, the warrants are carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximates fair value.

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

    The investment portfolio of U.S. Treasury obligations (with maturities of two years or less) and a money market fund is subject to fluctuations in value.

   The Partnership held the following marketable securities, at market value:

                                        March 31,               December 31,
                                            1996                       1995
                                        --------                    --------

U.S. Treasury obligations            $  602,455                   $  603,544
Money market fund                       649,121                      828,838
                                     ----------                   ----------

                                     $1,251,576                   $1,432,382
                                     ==========                   ==========


                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(Note 3 Continued)

    INVESTMENTS:

  The Partnership's investments in convertible preferred stock are not publicly traded securities and are subject to fluctuations in value dependent upon the Sponsor Companies' underlying value. The Partnership records these non-public investments at the lower of cost or fair value. Fair value is determined by the General Partner, in good faith, based on all appropriate information available at the time. In accordance with Statement No. 115, the Partnership records investments in restricted common stock (when the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs. Exercisable warrants held by the Partnership whereby the market value of the underlying common shares exceeds the exercise price of the warrant are recorded at their intrinsic value. The Partnership held the following investments at:

                                          March 31, 1996                         December 31, 1995
                                   -------------------------------      ---------------------------------
                                    Carrying Value          Cost          Carrying Value          Cost
                                   ----------------    -----------      ------------------    ------------

Biocompatibles International plc:  $ 2,100,000         $ 2,100,000         $ 2,100,000        $ 2,100,000
   2,100,000 Restricted
   Common Shares

   650,000 Unrestricted              4,594,604             650,000           4,793,750            650,000
   Common Shares

GenPharm International, Inc.                 0                   -                   0                  -
  1,000,000 Shares of Series E
   Convertible Preferred Stock

Pharming BV                          1,150,000           3,500,000           1,150,000          3,500,000
   14,395 Shares of Class A Stock

GelTex Pharmaceuticals, Inc.         7,680,509           1,000,000           4,376,104          1,000,000
   357,233 Common Shares

PharmaGenics, Inc.                   1,000,000           1,000,000           1,000,000          1,000,000
   480,242 Shares of Series C
   Convertible Preferred Stock

Alkermes, Inc.                          98,336                   0              70,038                  0
 Warrant to purchase
   23,839 common shares
  (See Note 5)

Athena Neurosciences, Inc.           5,212,500                   0           2,025,000                  0
 Warrant to purchase
   500,000 shares (see Note 5)     -----------         -----------         -----------         ----------
                                   $21,835,949          $8,250,000         $15,514,892         $8,250,000
                                   -----------         -----------         -----------         ----------


                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



(NOTE 3 CONTINUED)

 Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The Partnership has agreed not to sell, assign, transfer or otherwise dispose of 2,100,000 shares of its remaining investment of 2,750,000 common shares for a period expiring in April 1997. The Partnership has recorded these shares at their cost basis of $2,100,000 as of March 31, 1996 and December 31, 1995. The Partnership's investment of 650,000 unrestricted shares of Biocompatibles had an aggregate market value of $4,594,604 ($7.069 per share) and $4,793,750 ($7.375 per share) as of March 31, 1996 and December 31, 1995, respectively. Accordingly, the Partnership recognized unrealized depreciation of $199,146 for the quarter ended March 31, 1996, which has been included in the accompanying Statements of Operations.

 GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in a spin-off of its European subsidiary, Pharming BV. In connection with the spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner has valued at $1,150,000. In addition, based on a review of the current and future financial prospects of GenPharm, the General Partner has determined that the Partnership's investment in GenPharm's convertible preferred stock with a carrying value of $3,500,000 should be valued at zero.

 GelTex Pharmaceuticals, Inc. ("GelTex") is a company formed to develop and commercialize luminal therapies, which are based on the use of non-absorbable therapeutic polymers to selectively eliminate substances from the gastrointestinal tract before they are absorbed. The Partnership has agreed not to sell, assign, transfer or otherwise dispose of its investment of 357,233 common shares for a period expiring in August 1996. At March 31, 1996 and December 31, 1995, the GelTex shares had an aggregate market value of $7,680,509 ($21.50 per share), and $4,376,104 ($12.25 per share), respectively.
Accordingly, the Partnership recognized unrealized appreciation of $3,304,405 for the quarter ended March 31, 1996, in the accompanying Statements of Operations.

 PharmaGenics, Inc. ("PharmaGenics") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. In 1995, the Partnership made a loan in the amount of $1,000,000 to PharmaGenics which was subsequently converted into 480,242 shares of Series C Convertible Preferred Stock.

 At March 31, 1996 and December 31, 1995, the Partnership held currently exercisable warrants to purchase common shares of Athena Neurosciences, Inc. ("Athena"), and Alkermes, Inc. ("Alkermes") in which the market values of the common shares as of these dates exceeded the exercise prices of the warrants. Accordingly, the Partnership has recorded these warrants at their intrinsic values which approximate fair value. The Partnership recognized unrealized appreciation on these warrants of $3,215,798 for the quarter ended March 31, 1996, which has been included in the accompanying Statements of Operations.

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


4. RELATED PARTY TRANSACTIONS

   The General Partner receives an annual management fee for management and administrative services provided to the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. In addition, the General Partner received a project fee for formulating and implementing the business strategy of the Partnership, paid at each closing in an amount equal to 2% of the aggregate gross proceeds received by the
Partnership at such closing. The Partnership paid the General Partner $1,000,000 at closings in 1991. In connection with the Partnership offering, PaineWebber Incorporated ("PWI"), the sales agent, an affiliate of the General Partner, received selling commissions of $3,966,210. The management fees paid by the Partnership to the General Partner were $177,639 and $219,423 for the three months ended March 31, 1996 and 1995, respectively. Management fees paid to the General Partner since January 1, 1995, were $1,035,297.

   The Partnership's portfolio of a money market fund and U.S. Treasury obligations is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. The Partnership pays MHII a fee with respect to such money management services which has been included in general and administration expenses in the accompanying Statements of Operations. The fees for the quarters ended March 31, 1996 and 1995 were $782 and $5,055, respectively. Fees paid to MHII since January 1, 1995, aggregated $10,927.

   PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same product development limited partnerships as the Partnership.

5. COMMITMENTS UNDER PRODUCT DEVELOPMENT PROJECTS

  The Partnership has entered into three product development contracts and four product development limited partnerships which have been fully funded as of March 31, 1996. These seven Projects consist of the following: The Partnership funded $6.0 million to Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. The Partnership funded $4.0 million to Athena to a Project to fund the further development of Diastat<reg-trade-mark> which is a gel-like solution of diazepam indicated for the treatment of acute repetitive seizures associated with epilepsy. The Partnership

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(Note 5 continued)

funded $1.5 to Cadre Technologies, Inc. ("Cadre") for a Project which funded the development of software development tools for database applications. The Partnership funded $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin<O^> for use in the treatment of amyotrophic lateral sclerosis and certain peripheral neuropathies. The Partnership funded $4.0 million to Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESA<O^> System, a product designed to enhance the diagnosis of heart disease. The Partnership funded $5.0 million to PharmaGenics for a Project using PharmaGenics' screening technology to discover novel oligonucleotide therapeutics. The Partnership funded $6.0 million to Repligen Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of recombinant platelet factor-4 for use in certain cancer applications and to reverse the effects of the anticoagulant heparin.

   On March 18, 1996, Athena entered into a merger agreement with Elan Corporation, plc ("Elan") whereby Athena will become a wholly-owned subsidiary of Elan. Based on the closing price of Elan common shares on March 15, 1996 of $61.75, the agreement values Athena at $18.25 per share. Under the terms of the agreement, each share of Athena common stock will be exchanged for 0.2956 shares of Elan.

   If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At March 31, 1996 and December 31, 1995, the market price per share of Alkermes and Athena exceeded the exercise price per share of the warrant and, accordingly, the Partnership held these warrants as investments with a carrying value equal to their intrinsic value which approximates fair value (see Note 3). At March 31, 1996, the Partnership owned the following warrants:

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(NOTE 5 CONTINUED)


                                    Number of          Exercise                          3/31/96
                                 Shares that can         Price       Exercise          Market Price
                                  be Purchased         per Share      Period            Per Share*
                                 ---------------      -----------   ---------         ------------

Alkermes, Inc. (A)                  23,839           $5.00     Current to 3/00       $   9.125

Athena Neurosciences, Inc. (A)     500,000           $8.20     Current to 11/99      $ 18.625

Cadre Technologies Inc.            115,000           $8.00     Current to 7/98       (B)

Repligen Corporation (C)           133,000           $2.50     Current to 3/01       $  1.063
                                   252,700           $3.50     Current to 3/01

PharmaGenics, Inc.               1,000,000           $2.15     7/96 to 6/01          (D)



    *The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to March 31, 1996, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

   (A)      The   intrinsic   value  of  this  warrant  has  been  included  in
        Investments in the accompanying Statements of Financial Condition.

   (B) At March 31, 1996, the common shares of Cadre were not publicly traded. In December 1995, Cadre announced a merger agreement with Bachman Information Systems, Inc. ("Bachman"). At that time of the closing of the merger, Cadre warrants will convert into Bachman warrants at a conversion ratio of 0.31496 Bachman warrants per Cadre warrant.

   (C) During the first quarter of 1995, the Partnership was notified of a modification offer (the "Modification") by Repligen Corporation ("Repligen") to modify the Exchange Warrants. The principal terms of the Modification are (i) the exercise price will be reduced from $9.00 per share to $2.50 per share for 133,000 shares and $3.50 per share for 252,700 shares but will increase to $8.00 per share 90 days after the Company notifies the Warrant holders that the NASDAQ National Market closing price of Repligen's common stock is equal to or exceeds $12.00 per share for any 20 out of 30 consecutive trading days and (ii) the exercise period under the Exchange Warrants will terminate on March 31, 2001 instead of March 31, 2000. In connection with the foregoing, the initial royalty rate on future product revenues due to the Partnership from Repligen will not change under the Modification and will remain at 9%.

   (D) At March 31, 1996, the common shares of PharmaGenics were not publicly traded.

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(NOTE 5 CONTINUED)

   In addition, the Partnership owns warrants (with a carrying value of zero) to purchase 500,000 shares of Athena and 666,667 shares of PharmaGenics. The exercise prices of these warrants will be calculated based on a predetermined formula at a later date. If Athena and PharmaGenics elect to exercise the purchase option agreement the warrants to purchase 500,000 and 666,667 shares of Athena and PharmaGenics, respectively, will be redeemed at zero value.

6. INCOME TAXES

   The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7. SUBSEQUENT EVENT

   On April 18, 1996, Repligen terminated its arrangements with Repligen Clinical Partners, L.P. ("RCP") regarding the development and marketing of RCP's recombinant platelet factor-4 ("rPF4") program. Repligen and RCP have agreed that the rights of the rPF4 technologies will remain with RCP. The general partner of RCP is seeking to sell the rPF4 technologies so that any residual proceeds or royalties may be distributed to the partners of RCP (including the Partnership). However, there can be no assurance that the rPF4 technologies will be sold or that there will be any residual proceeds or royalties available for distribution.

   In April 1996, the Partnership received 458,333 rights (the "Rights") to purchase additional common shares of Biocompatibles and warrants to subscribe to additional shares. On May 8, 1996, the Partnership sold the Rights, net of commissions, for 571,484<pound-sterling> (1.25<pound-sterling> per Right). The Partnership expects to receive proceeds of approximately $864,000 from the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital increased from $17.8 million at December 31, 1995, to $23.6 million at March 31, 1996, resulting from the recognition of net income of $5.8 million (as discussed in Results of Operations below) for the quarter ended March 31, 1996.

   The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership. Liquid assets decreased from $1.5 million at December 31, 1995 to $1.3 million at March 31, 1996, as a result of the payment of management fees and administrative costs of $0.2 million by the Partnership during the three months ended March 31, 1996.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to the three months ended March 31, 1995:

   Net income for the three months ended March 31, 1996, was $5.8 million compared to a net loss of $1.5 million for the three months ended March 31, 1995. The favorable variance of $7.3 million was due to an increase in revenues of $6.1 million and a decrease in expenses of $1.2 million.

   Revenues for the three months ended March 31, 1996, were $6.3 million compared to $0.2 million for the three months ended March 31, 1995. The favorable variance of $6.1 million was attributable to an increase in unrealized appreciation of marketable securities and investments of $6.2 million for the quarter ended March 31, 1996 offset by a decline in interest income of $0.1 million. At March 31, 1996, the Partnership recorded its investment in 357,233 common shares of GelTex at its market value of $7.7 million ($21.50 per share) as compared to its carrying value at December 31, 1995, of $4.4 million ($12.25 per share). The Partnership recognized unrealized appreciation of $3.3 million for the quarter ended March 31, 1996. Also, as of this date, the Partnership wrote-down its investment in 650,000 common shares of Biocompatibles by $0.2 million from a carrying value of $4.8 million ($7.375 per share) at December 31, 1995 to $4.6 million ($7.069 per share) at March 31, 1996. In addition, at March 31, 1996, the Partnership held warrants to purchase common shares of Athena and Alkermes in which the market value of the common shares as of that date exceeded the exercise price. The Partnership recorded these warrants at their intrinsic values aggregating $5.3 million at March 31, 1996, compared to their carrying values of $2.1 million at December 31, 1995. Accordingly, the Partnership recognized unrealized appreciation in the amount of $3.2 million for the three months ended March 31, 1996. Interest income decreased in 1996 as compared to 1995 as a result of decreased liquid asset balances maintained by the Partnership.

(ITEM 2 CONTINUED)

   Expenses for the quarter ended March 31, 1996, were $0.5 million compared to $1.7 million for the quarter ended March 31, 1995, a decrease of $1.2 million attributable primarily to the decrease in expenditures under Projects. Expenditures under Projects for the three months ended March 31, 1995, of $1.5 million were attributable primarily to the recognition of its share of losses generated from its investments in product development limited partnerships of $0.7 million and the recognition of a commitment payment to PharmaGenics in the amount of $0.8 million. Expenditures under Projects for the three months ended March 31, 1996, of $0.3 million were attributable solely to the recognition of its share of losses generated from its investments in product development limited partnerships of this amount.

                      PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         a)     EXHIBITS:
                None

        b)      REPORTS ON FORM 8-K:
                None

                             SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1996.


PAINEWEBBER R&D PARTNERS III, L.P.



By:           PaineWebber Development Corporation
              (General Partner)



By:
              ---------------------------------------
              Eugene M. Matalene, Jr.
              President and Principal Executive Officer



By:
              --------------------------------------
              Pierce R. Smith
              Principal Financial and Accounting Officer

                             SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1996.


PAINEWEBBER R&D PARTNERS III, L.P.



By:           PaineWebber Development Corporation
              (General Partner)



By:           Eugene M. Matalene, Jr. /s/
              -----------------------------------------
              Eugene M. Matalene, Jr.
              President and Principal Executive Officer



By:           Pierce R. Smith/s/
              -----------------------------------------
              Pierce R. Smith
              Principal Financial and Accounting Officer