Form 10-Q
period 1996-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 1996-08-14
CIK 865936

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended  June 30, 1996
                                     or
             ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                  For the transition period from ______ to ______



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

                                  Form 10-Q
                                June 30, 1996

                               Table of Contents

PART I.       FINANCIAL INFORMATION                                       Page

Item 1.       Financial Statements

              Statements of Financial Condition                            2
              (unaudited) at June 30, 1996 and
              December 31, 1995

              Statements of Operations
              (unaudited) for the three months ended
              June 30, 1996 and 1995                                       3

              Statements of Operations
              (unaudited) for the six months ended
              June 30, 1996 and 1995                                       4

              Statement of Changes in Partners' Capital
              (unaudited) for the six months ended
              June 30, 1996                                                5

              Statements of Cash Flows
              (unaudited) for the six months ended
              June 30, 1996 and 1995                                       6

              Notes to Financial Statements
              (unaudited)                                                 7-15

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of                          16-17
              Operations

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                            18

Item 6.       Exhibits and Reports on Form 8-K                             18

              Signatures                                                   19

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                       June  30,   December 31,
                                                            1996           1995
- -------------------------------------------------------------------------------
Assets:

   Cash                                              $          -  $    56,903

   Marketable securities, at market value               8,175,390    1,432,382

   Investments, at fair value                          32,326,622   15,514,892

   Interest receivable                                     23,581       37,739

   Organization costs, net of accumulated
    amortization of $125,724 at June 30, 1996
    and $115,104 at December 31, 1995                           -       10,620

   Investments in product development projects            311,280      826,167

   Other assets                                            17,723       35,723
                                                     ------------  -----------
Total assets                                         $ 40,854,596  $17,914,426
                                                     ============  ===========

Liabilities and partners' capital:

   Payable to PaineWebber Development Corporation   $       1,000  $     5,721

   Accrued liabilities                                     61,820       83,494
                                                     ------------  -----------
                                                           62,820       89,215
                                                     ------------  -----------

   Partners' capital                                   40,791,776   17,825,211
                                                     ------------  -----------
Total liabilities and partners' capital              $ 40,854,596 $ 17,914,426
                                                     ============  ===========

- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                        1996         1995
- -------------------------------------------------------------------------------
Revenues:
   Interest income                                  $     35,754  $    35,429
   Income from product development project                     -      111,239
   Unrealized appreciation  of marketable
     securities and investments                       10,660,836    3,395,014
   Realized gain on sale of product development
     project                                           6,000,000            -
   Realized gain on sale of investments and
     marketable securities                               865,798       52,488
                                                     ------------  -----------
                                                      17,562,388    3,594,170
                                                     ------------  -----------
Expenses:
   Expenditures under product development projects       212,723    1,347,832
   Management fee                                        177,639      219,423
   General and administrative costs                       33,680       87,349
   Amortization of organization costs                      4,334        6,286
                                                     ------------  -----------
                                                         428,376    1,660,890
                                                     ------------  -----------

Net income                                          $ 17,134,012  $ 1,933,280
                                                     ============  ===========

Net income per partnership unit:
   Limited partners (based on 50,000 units)         $     339.25  $     38.28
   General partner                                  $ 171,340.12  $ 19,332.80

- -------------------------------------------------------------------------------
See notes to financial statements.
                                       3

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the six months ended June 30,                        1996           1995
_______________________________________________________________________________
Revenues:
    Interest income                              $     56,474     $  133,336
    Income from product development project            19,500        128,208
    Unrealized appreciation of marketable
     securities and investments                    16,980,578      3,476,242
    Realized gain on sale of product development
     project                                        6,000,000              -
    Realized gain on sale of investments and
     marketable securities                            865,798         84,255
                                                   ----------      ---------
                                                   23,922,350      3,822,041
                                                   ----------      ---------

Expenses:
    Expenditures under product development projects   514,887      2,826,773
    Management fee                                    355,278        438,846
    General and administrative costs                   75,000        136,213
    Amortization of organization costs                 10,620         12,572
                                                   ----------      ---------
                                                      955,785      3,414,404
                                                   ----------      ---------

Net income                                       $ 22,966,565     $  407,637
                                                  ============     ==========

Net income per partnership unit:
    Limited partners (based on 50,000 units)     $     454.74    $       8.07
    General partner                              $ 229,665.65    $   4,076.37

- -----------------------------------------------------------------------------
See notes to financial statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)


For the six  months                      Limited      General
ended June 30, 1996                      Partners     Partner        Total
- -------------------------------------------------------------------------------
Balance at January 1, 1996           $ 17,648,545  $   176,666  $ 17,825,211

Net income                             22,736,899      229,666    22,966,565
                                     ------------  -----------  ------------
Balance at June 30, 1996             $ 40,385,444  $   406,332  $ 40,791,776
                                     ============  ===========  ============
- -------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                      1996         1995
- -------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                         $ 22,966,565  $   407,637
Adjustments to reconcile net income  to
  cash (used for) provided by operating activities:
Amortization of organization costs                       10,620       12,572
Unrealized appreciation of marketable
  securities and investments                        (16,980,578)  (3,476,242)
Expenditures under product development projects         514,887    1,326,773

(Increase) decrease in operating assets:
  Marketable securities                              (6,644,198)    6,428,955
  Note receivable                                             -    (1,000,000)
  Interest receivable                                     14,158       64,040
  Investments                                             70,038            -
  Investments in product development projects                  -   (2,567,127)
  Other assets                                            18,000      (92,489)

(Decrease) increase in operating liabilities:
  Liabilities under product development projects               -   (1,002,327)
  Payable to PaineWebber Development Corporation          (4,721)        1,000
  Accrued liabilities                                    (21,674)    (102,498)
                                                     ------------  -----------
Cash (used for) provided by  operating activities        (56,903)         294
                                                     ------------  -----------
(Decrease) increase in cash                              (56,903)         294

Cash at beginning of period                               56,903        1,044
                                                     ------------  -----------
Cash at end of period                               $          -  $     1,338
                                                     ============  ===========

- -------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1996 and 1995.
- -------------------------------------------------------------------------------
See notes to financial statements.

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



1.     ORGANIZATION AND BUSINESS
     The financial information as of and for the periods ended June 30, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber
R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1996.

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

     The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. When the product development phase has been completed, Sponsor Companies will generally have a license from the Partnership to commercialize the products resulting  from  the  product  development  project,  and the Partnership will generally have the right to receive payments based upon the sale of such products. Sponsor Companies will generally have an option to purchase from the Partnership the products or technology developed for a predetermined price, payable through a one-time payment and/or a series of payments based on product sales over a ten to twelve year period. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts, similar to those described above, with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of Sponsor Companies.

     The General Partner was able to engage in technology development projects and other ventures to which the specified product development project criteria and structure would not be applicable. The commitments to technology development projects and other ventures do not exceed 20% of the aggregate capital contributions of the Partnership.

     As of June 30, 1996, the Partnership has fully funded its seven Projects at an aggregate investment of $32.5 million (see Note 5). In addition to the Projects, the Partnership has made equity investments in Sponsor Companies at a total cost of $8.25 million at June 30, 1996 (see Note 3).

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

                                                      LIMITED      GENERAL
                                                      PARTNERS     PARTNER

I.    Until  the  value  of the aggregate
      distributions for each limited partnership
      Unit  ("Unit")  equals $1,000 plus simple
      interest on such amount accrued at 5% per
      annum ("Contribution Payout")                        99%          1%

II.   After  Contribution  Payout  and until the
      value of the aggregate distributions for
      each Unit equals $5,000 ("Final Payout")             80%         20%

III.  After Final Payout                                   75%         25%

     For the six months ended June 30, 1996, the Partnership made no cash or security distributions. At June 30, 1996, the Partnership had made cash and security distributions since inception of $100 and $98 per Unit, respectively.

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

     The Partnership accounts for investments held as of or acquired after January 1, 1994, pursuant to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115").

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

     The General Partner incurred offering and organizational costs in the amount of $1,813,138 and $125,724, respectively, that were reimbursed at the Partnership's closings. Offering expenses have been charged against partners'
capital.    Organizational  costs  incurred  during  the  formation  of  the
Partnership are amortized over a period of 60 months from the date of the commencement of operations.
     The Partnership invested in Projects, as more fully described in Note 5, through one of two vehicles:

*     Product Development Contracts
      The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when
      incurred by the Sponsor Companies.    Income from the Sponsor Companies is
      reflected in the Statements of Operations for the period in which the income is earned.

*     Product Development Limited Partnerships
      The Partnership participates as a limited partner in product development limited partnerships formed to develop specific products. Such participations are accounted for using the equity method. Such partnerships expense product development costs when incurred.

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

3.     MARKETABLE SECURITIES AND INVESTMENTS

       MARKETABLE SECURITIES:

     The investment portfolio of U.S. Treasury obligations (with maturities of two years or less) and a money market fund is subject to fluctuations in value.`

     The Partnership held the following marketable securities:

                                        JUNE 30, 1996         DECEMBER 31, 1995
                                     --------------------    -------------------
                                     MARKET          COST    MARKET         COST
                                    -----------  --------    ----------  -------
Alkermes, Inc. common stock
(23,839 shares)                  $  292,028    $  119,195  $       --  $      --
U.S.  Treasury obligations          600,000       600,000     603,544    599,560
Money  market fund                7,283,362     7,283,362     828,838    828,838
                                 ----------    ----------   --------  ---------
                                 $8,175,390    $8,002,557  $1,432,382 $1,428,398
                                 ----------    ----------  ---------- ----------

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 3 CONTINUED)

     In June 1996, the Partnership exercised its warrants to purchase 23,839 common shares of Alkermes, Inc. ("Alkermes") at an aggregate exercise price of $119,195 ($5.00 per share). The market value of the Alkermes stock at June 30, 1996, was $292,028 ($12.25 per share).

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
                                 JUNE 30, 1996             DECEMBER 31, 1995
                           ------------------------  --------------------------
                           CARRYING VALUE     COST      CARRYING VALUE     COST
                           --------------  --------  ------------------  ------

Biocompatibles International plc:
   2,100,000 Restricted     $  14,521,254 $ 2,100,000 $  2,100,000  $  2,100,000
   Common Shares

   650,000 Unrestricted         4,494,750     650,000    4,793,750       650,000
   Common Shares

GenPharm International, Inc.            0           -            0            -
  1,000,000 Shares of Series E
   Convertible Preferred Stock

Pharming BV                     1,150,000   3,500,000    1,150,000     3,500,000
  14,395 Shares of Class A Stock

GelTex  Pharmaceuticals,  Inc.  6,698,118   1,000,000    4,376,104     1,000,000
357,233 Restricted Common Shares

PharmaGenics, Inc.              1,000,000   1,000,000    1,000,000     1,000,000
   480,242 Shares of Series C
   Convertible Preferred Stock

Alkermes, Inc.                         --           0       70,038             0
 Warrant to purchase
   23,839 common shares

Athena Neurosciences, Inc.      4,462,500           0    2,025,000             0
 Warrant to purchase
   500,000 shares (see Note 5)
                               ----------   ---------    ----------    ---------
                              $32,326,622  $8,250,000  $15,514,892    $8,250,000

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 3 CONTINUED)

          Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with
certain  medical  devices.    The  Partnership has agreed not to sell, assign,
transfer or otherwise dispose of 2,100,000 shares of its remaining investment of 2,750,000 common shares for a period expiring in April 1997. Prior to June 30, 1996, the Partnership recorded these restricted shares at their cost basis of $2,100,000. As of June 30, 1996, in accordance with Statement No. 115, the Partnership recorded its investment in these shares at a market value of
$14,521,254 ($6.915 per share) and recognized unrealized appreciation of $12,421,254 for the three months ended June 30, 1996. The Partnership's investment of 650,000 unrestricted shares of Biocompatibles had an aggregate market value of $4,494,750 ($6.915 per share) as compared to carrying values of $4,594,604 ($7.069 per share) and $4,793,750 ($7.375 per share) as of March
31, 1996 and December 31, 1995, respectively. Accordingly, the Partnership recognized unrealized depreciation of $99,854 and $299,000 for the three months and six months ended June 30, 1996, respectively, which have been included in the accompanying Statements of Operations. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one Right for every six shares owned (aggregating 458,333 Rights) at a price of 3.60 GBP per Right.  Each Right was comprised of one new common share
of  Biocompatibles  and  one  warrant.   In May 1996, the Partnership sold its
entitlement to the Rights at a price of 1.25 GBP per Right. The Partnership received aggregate proceeds, net of commissions, of $865,798 (571,484 GBP) and recognized a gain of this amount from the sale for the periods ended June 30, 1996.

          GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in a spin-off of its European subsidiary, Pharming BV. In connection with the spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner has valued at $1,150,000. As of December 31, 1995, based on a review of the current and future financial prospects of GenPharm, the General Partner determined that the Partnership's investment in GenPharm's convertible preferred stock should be valued at zero.

          GelTex Pharmaceuticals, Inc. ("GelTex") is a company formed to develop and commercialize luminal therapies, which are based on the use of non-absorbable therapeutic polymers to selectively eliminate substances from the gastrointestinal tract before they are absorbed. The Partnership has agreed not to sell, assign, transfer or otherwise dispose of its investment of 357,233 common shares for a period expiring in August 1996. At June 30, 1996, the GelTex shares had an aggregate market value of $6,698,118 ($18.75 per share). The carrying value of the shares at March 31, 1996 was $7,680,509 ($21.50 per share) and accordingly, the Partnership recognized unrealized depreciation of $982,391 for the three months ended June 30, 1996. As of December 31, 1995, the carrying value of the shares was $4,376,104 ($12.25 per share) and the Partnership recognized unrealized appreciation of $2,322,014 for the six months ended June 30, 1996.

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

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(NOTE 3 CONTINUED)

          At June 30, 1996 and December 31, 1995, the Partnership held a currently exercisable warrant to purchase common shares of Athena Neurosciences, Inc. ("Athena") in which the market value of the common shares as of these dates exceeded the exercise price of the warrant. Accordingly, the Partnership has recorded this warrant at its intrinsic value which approximates fair value. The Partnership recognized unrealized (depreciation) appreciation of $(750,000) and $2,437,500 for the three months and six months ended June 30, 1996, respectively, which has been included in the accompanying Statements of Operations.

     At December 31, 1995, the Partnership recorded its warrant to purchase 23,839 shares of Alkermes at its intrinsic value of $70,038. In June 1996, the Partnership exercised this warrant (see Marketable Securities).

4.     RELATED PARTY TRANSACTIONS

     The General Partner receives an annual management fee for management and administrative services provided to the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. In addition, the General Partner received a project fee for formulating and implementing the business strategy of the Partnership, paid at each closing in an amount equal to 2% of the aggregate gross proceeds received by the Partnership at such closing. The Partnership paid the General Partner $1,000,000 at closings in 1991. In connection with the Partnership offering, PaineWebber Incorporated ("PWI"), the sales agent, an affiliate of the General Partner, received selling commissions of $3,966,210. The management fees paid by the Partnership to the General Partner were $177,639 and $219,423 for the three months ended June 30, 1996 and 1995, respectively, and $355,278 and $438,846 for the six months ended June 30, 1996 and 1995, respectively. Management fees paid to the General Partner since January 1, 1995, were $1,212,936.

     The Partnership's portfolio of a money market fund and U.S. Treasury obligations is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. The Partnership pays MHII a fee with respect to such money management services which has been included in general and administrative expenses in the accompanying Statements of Operations. The fees for the quarters ended June 30, 1996 and 1995 were $1,182 and $2,750, respectively, and for the six months ended June 30, 1996 and 1995 were $2,493 and $7,805, respectively. Fees paid to MHII since January 1, 1995, aggregated $12,109.

     PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same product development limited partnerships as the Partnership.

5.     PRODUCT DEVELOPMENT PROJECTS

     The Partnership has entered into three product development contracts and four product development limited partnerships which have been fully funded as of June 30, 1996. These seven Projects consist of the following: The Partnership funded $6.0 million to Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. The Partnership funded $4.0 million to Athena to a Project to fund the further development of Diastat which is a gel-like solution of diazepam indicated

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 5 CONTINUED)

for the treatment of acute repetitive seizures associated with epilepsy. The Partnership funded $1.5 million to Cadre Technologies, Inc. ("Cadre") for a Project which funded the development of software development tools for database applications. The Partnership funded $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin' for use in the treatment of amyotrophic lateral sclerosis and certain peripheral neuropathies. The Partnership funded $4.0 million to Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESA' System, a product designed to enhance the diagnosis of heart disease. The Partnership funded $5.0 million to PharmaGenics for a Project using PharmaGenics' screening technology to discover novel oligonucleotide therapeutics. The Partnership funded $6.0 million to Repligen Clinical Partners, L.P. ("RCP"), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of recombinant platelet factor-4 for use in certain cancer applications and to reverse the effects of the anticoagulant heparin.

     On March 18, 1996, Athena entered into a merger agreement with Elan Corporation, plc ("Elan") whereby Athena will become a wholly-owned subsidiary of Elan (see Note 7 - Subsequent Events). On May 31, 1996, the Partnership sold, transferred and assigned its rights, title and interest in the callable warrant to purchase 500,000 shares of Athena as well as its various program agreements with Athena for the development of Diastat for a purchase price of $6,000,000 and recognized a gain of this amount from the sale of this product development project for the periods ended June 30, 1996.

     On April 18, 1996, Repligen Corporation ("Repligen") terminated its arrangements with RCP regarding the development and marketing of RCP's recombinant platelet factor-4 ("rPF4") program. Repligen and RCP have agreed that the rights of the rPF4 technologies will remain with RCP. The general partner of RCP is seeking to sell the rPF4 technologies so that any residual proceeds or royalties may be distributed to the partners of RCP (including the Partnership). However, there can be no assurance that the rPF4 technologies will be sold or that there will be any residual proceeds or royalties available for distribution.

     If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At June 30, 1996 and December 31, 1995, the market price per share of Athena exceeded the exercise price per share of the warrant and, accordingly, the Partnership held this warrant as an investment with a carrying value equal to its intrinsic value which approximates fair value (see Note 3). At June 30, 1996, the Partnership owned the following warrants:

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 5 CONTINUED)


                              NUMBER OF     EXERCISE                6/30/96
                          SHARES THAT CAN     PRICE     EXERCISE  MARKET PRICE
                             BE PURCHASED   PER SHARE    PERIOD    PER SHARE*

Athena Neurosciences, Inc. (A) 500,000     $8.20     Current to 11/99 $  17.125
   (Note 7)

Cadre Technologies Inc.        115,000     $8.00     Current to 7/98      (B)
   (Note 7)

Repligen  Corporation  (C)     133,000     $2.50     Current to 3/01  $   1.031
                               252,700     $3.50     Current to 3/01

PharmaGenics, Inc.           1,000,000     $2.15      7/96 to 6/01        (D)

- -------------------------------------------------------------------------------
     * The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to June 30, 1996, and/or may
change  significantly  in  the  future.    The  market  prices  above may not,
therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

(A) The intrinsic value of this warrant has been included in Investments in the accompanying Statements of Financial Condition.

(B) At June 30, 1996, the common shares of Cadre were not publicly traded (see Note 7 - Subsequent Events).

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

(D) At June 30, 1996, the common shares of PharmaGenics were not publicly traded.

                      PAINEWEBBER R&D PARTNERS III, L.P.
                       (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 5 CONTINUED)

     In  addition,  the  Partnership  owns a warrant (with a carrying value of zero) to purchase 666,667 shares of PharmaGenics. The exercise price of this warrant will be calculated based on a predetermined formula at a later date. If PharmaGenics elects to exercise the purchase option agreement, the warrant will be redeemed at zero value. The Partnership's callable warrant to purchase 500,000 shares of Athena at an undetermined exercise price was assigned to Elan in connection with the Partnership's sale of its interests in the product development contract with Athena.

6.     INCOME TAXES

     The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7.     SUBSEQUENT EVENT

     On July 1, 1996, the merger between Athena and Elan was completed. As a result of the merger, the Partnership's core warrant to purchase 500,000 common shares of Athena was converted to a warrant to purchase 147,800 Elan American Depository Shares ("ADS") at an exercise price of $27.74 per ADS. At July 1, 1996 the market price of ADS was $56.875.

     On July 19, 1996, Bachman Information Systems completed its merger with Cadre to form Cayenne Software Inc. ("Cayenne"). As a result of the merger, the Partnership's warrant to purchase 115,000 common shares of Cadre will convert into a warrant to purchase 35,512 common shares of Cayenne at an exercise price of $25.91 per share. At July 19, 1996, the market price of Cayenne stock was $6.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Partners' capital increased from $17.8 million at December 31, 1995, to $40.8 million at June 30, 1996, resulting from the recognition of net income of $23.0 million (as discussed in Results of Operations below) for the six months ended June 30, 1996.

     The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.5 million at December 31, 1995 to $8.2 million at June 30, 1996, primarily as a result of the sale by the Partnership of its interests in Athena for $6.0 million and the sale by the Partnership of its entitlement to Biocompatibles' Rights for $0.9 million (see Results of Operations) offset by the payment of management fees and administrative costs.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 compared to the three months ended June 30, 1995:

      Net income for the three months ended June 30, 1996, was $17.1 million compared to net income of $1.9 million for the three months ended June 30,
1995.    The  favorable  variance  of  $15.2 million was due to an increase in revenues of $14.0 million and a decrease in expenses of $1.2 million.

     Revenues for the three months ended June 30, 1996, were $17.6 million compared to $3.6 million for the three months ended June 30, 1995. The favorable variance of $14.0 million was primarily attributable to increases in unrealized appreciation of marketable securities and investments of $7.3 million, gain on sale of product development project of $6.0 million and gain on sale of investments and marketable securities of $0.8 million. During the quarter ended June 30, 1996, the Partnership recognized unrealized appreciation of marketable securities and investments of $10.7 million. At June 30, 1996, in accordance with Statement No. 115, the Partnership recorded its investment in 2.1 million restricted shares of Biocompatibles at a market value of $14.5 million ($6.915 per share) as compared to a carrying value of $2.1 million at December 31, 1995, and, accordingly, the Partnership recognized unrealized appreciation of $12.4 million. The Partnership also recognized unrealized depreciation aggregating $1.7 million on its investments of unrestricted common shares of Biocompatibles, restricted common shares of GelTex and a warrant to purchase 500,000 shares of Athena which reflects a decline in the market values of these securities from March 31, 1996 to June 30, 1996. In the quarter ended June 30, 1995, the Partnership recognized unrealized appreciation of investments and marketable securities of $3.4 million. At June 30, 1995, the Partnership recorded its investment of 1.4 million unrestricted common shares of Biocompatibles at a market value of $2.67 per share resulting in an aggregate market value of $3.8 million as compared to an aggregate carrying cost of $1.4 million. Accordingly, the Partnership recognized unrealized appreciation of $2.4 million for the three months ended June 30, 1995. In addition, at June 30, 1995, the Partnership held warrants to purchase commons shares of Athena and Cephalon, Inc. in which the market value of the common shares as of that date exceeded the exercise price. The Partnership recorded these warrants at their intrinsic value resulting in the recognition of unrealized appreciation in the amount of $1.0 million for the three months ended June 30, 1995. On May 31, 1996, the Partnership sold its interests in the product development program with Athena for the development of Diastat for a purchase price of $6.0 million and recognized a gain of this amount upon the sale of the product development project. Also, in May 1996, the Partnership sold its entitlement to 458,333 Biocompatibles' Rights for an aggregate price of $0.9 million and recognized a gain of this amount upon the sale of investments and marketable securities. During the three months ended June 30, 1995, the Partnership recognized income of $0.1 million from the sale of marketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Expenses for the quarter ended June 30, 1996 were $0.4 million, a decrease of $1.2 million from June 30, 1995, resulting primarily from a decrease in expenditures under product development projects of $1.1 million. During the three months ended June 30, 1996 and 1995, the Partnership recognized its allocable share of the losses generated from its investments in product development limited partnerships of $0.2 million and $0.6 million, respectively. In addition, in 1995, the Partnership funded a commitment under its product development contract with PharmaGenics in the amount of $0.7 million. The timing and amounts of commitments under product development contracts are based on terms of the agreements with the Sponsor Companies.

Six months ended June 30, 1996 compared to the six months ended June 30, 1995:

    Net income for the six months ended June 30, 1996 and 1995 was $23.0 million
and  $0.4  million,  respectively.    The  favorable variance of $22.6 million
resulted from an increase in revenues of $20.1 million and a decrease in expenses of $2.5 million.

    Revenues for the six months ended June 30, 1996 were $23.9 million as compared to $3.8 million for the same period in 1995. The increase of $20.1 million was due primarily to an increase in the gain upon the sale of product development project of $6.0 million, an increase in gain on sale of marketable securities and investments of $0.8 million (See Results of Operations - three months ended June 30, 1996 compared to the three months ended June 30, 1995) and an increase in unrealized appreciation of marketable securities and
investments  of  $13.5  million.    Unrealized  appreciation  of  marketable
securities and investments was $17.0 million as of June 30, 1996, resulting from the recognition of unrealized appreciation of $12.4 million upon the recording of its investment in 2.1 million restricted shares of Biocompatibles in accordance with Statement No. 115 (see Results of Operations - three months ended June 30, 1996 compared to the three months ended June 30, 1995). In addition, the Partnership recognized unrealized appreciation aggregating $4.6 million on its investments of GelTex and Alkermes common stock and its warrant to purchase shares of Athena resulting from the increase in the market value of these investments from December 31, 1995 to June 30, 1996. Unrealized appreciation recognized for the six months ended June 30, 1995 was $3.5 million (see Results of Operations - three months ended June 30, 1996 compared to the three months ended June 30, 1995).

     Expenses  for  the  six  months  ended  June  30, 1996 and 1995 were $1.0 million and $3.4 million, respectively. The decrease of $2.4 million is primarily a result of a decrease in expenditures under product development projects of $2.3 million. Expenditures under product development projects for the six months ended June 30, 1996 was $0.5 million resulting from the recognition by the Partnership of its allocable share of the losses generated from its investments in product development limited partnerships. For the same period in 1995, expenditures in product development projects was $2.8 million resulting from the recognition of losses generated by the Partnership's investments in product development projects of $1.3 million and the remittance of commitments under its product development contract with PharmaGenics in the amount of $1.5 million. The timing and amounts of commitments under product development contracts are based on terms of the agreements with the Sponsor Companies.

                         PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

           In re: PaineWebber Partnership Litigation

    Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. On July 17, 1996, the United States District Court for the Southern District of New York (the "Court") granted preliminary approval of the proposed settlement of the class action
litigation.    As  part of the class action settlement, PWI agreed to pay $125 million and additional consideration to class members. The order entered by the court provides for notice to be mailed to class members and schedules a final hearing on the proposed Settlement for October 25, 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            a)     EXHIBITS:

                   None

            b)     REPORTS ON FORM 8-K:

                   On June 7, 1996, the Partnership filed a current report on Form 8-K relating to the resignation of the President of PaineWebber Development Corporation.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1996.

            PAINEWEBBER R&D PARTNERS III, L.P.

            By:     PaineWebber Development Corporation
                    (General Partner)

            By:
                    -----------------------
                    James M. Voytko
                    Executive Vice President

            By:
                    ------------------------
                    Pierce R. Smith
                    Principal Financial and Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1996.


            PAINEWEBBER R&D PARTNERS III, L.P.

            By:     PaineWebber Development Corporation
                    (General Partner)

            By:     James M. Voytko/s/
                    -----------------------
                    James M. Voytko
                    Executive Vice President

            By:     Pierce R. Smith/s/
                    -----------------------
                    Pierce R. Smith
                    Principal Financial and Accounting Officer