Form 10-Q
period 1996-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 1996-11-14
CIK 865936

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-Q
                          September 30, 1996



           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1996
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______



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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]     No

                        PAINEWEBBER R&D PARTNERS III, L.P.
                         (a Deleware Limited Partnership)
                                    FORM 10-Q




                              TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION                                 Page

Item 1.         Financial Statements

                Statements of Financial Condition (unaudited)
                at September 30, 1996 and December 31, 1995             2

                Statements of Operations
                (unaudited) for the three months ended
                September 30, 1996 and 1995                             3

                Statements of Operations
                (unaudited) for the nine months ended
                September 30, 1996 and 1995                             4

                Statement of Changes in Partners' Capital
                (unaudited) for the nine months ended
                September 30, 1996                                      5

                Statements of Cash Flows
                (unaudited) for the nine months ended
                September 30, 1996 and 1995                             6

                Notes to Financial Statements
                (unaudited)                                             7-15

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations           16-17

PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                       18

Item 6.         Exhibits and Reports on Form 8-K                        18

                Signatures                                              19


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                         PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   PAINEWEBBER R&D PARTNERS III, L.P.
   (a Delaware Limited Partnership)

   Statements of Financial Condition
   (unaudited)
                                                 September 30,     December 31,
                                                          1996             1995
-------------------------------------------------------------------------------
   Assets:

      Cash                                        $  1,534,605     $    56,903

      Marketable securities, at market value         1,242,200       1,432,382

      Investments, at fair value                    33,617,141      15,514,892

      Interest receivable                                3,988          37,739

      Organization costs, net of accumulated
       amortization of $125,724 at
       September 30, 1996 and $115,104
       at December 31, 1995                                  -          10,620

      Investments in product development projects      300,597         826,167

      Other assets                                           -          35,723
                                                   -----------     -----------

   Total assets                                   $ 36,698,531    $ 17,914,426
                                                  ============    ============


   Liabilities and partners' capital:

      Payable to PaineWebber Development
                     Corporation                  $      1,500    $      5,721

      Accrued liabilities                               71,924          83,494
                                                  ------------    ------------

                                                        73,424          89,215
                                                  ------------    ------------
      Partners' capital                             36,625,107      17,825,211
                                                  ------------    ------------

   Total liabilities and partners' capital        $ 36,698,531    $ 17,914,426
                                                  ============    ============
------------------------------------------------------------------------------
   See notes to financial statements.

   PAINEWEBBER R&D PARTNERS III, L.P.
   (a Delaware Limited Partnership)

   Statements of Operations
   (unaudited)

   For the three months ended September 30,               1996            1995
------------------------------------------------------------------------------
   Revenues:
      Interest income                               $   27,930      $   41,012
      Income from product development project                -          18,000
      Unrealized appreciation of marketable
       securities and investments                    2,673,519       6,028,284
      Realized gain on sale of investments and
       marketable securities                           172,557             869
                                                    ----------      ----------
                                                     2,874,006       6,088,165
                                                    ----------      ----------

   Expenses:
      Expenditures under product development projects   10,683         482,874
      Management fee                                   107,028         209,406
      General and administrative costs                  54,277          62,179
      Amortization of organization costs                     -           6,286
                                                    ----------      ----------
                                                       171,988         760,745
                                                   -----------      ----------

   Net income                                      $ 2,702,018    $  5,327,420
                                                   ===========    ============
   Net income  per partnership unit:
      Limited partners (based on 50,000 units)     $     53.50    $     105.48
      General partner                              $ 27,020.18    $  53,274.20
------------------------------------------------------------------------------
    See notes to financial statements.

   PAINEWEBBER R&D PARTNERS III, L.P.
   (a Delaware Limited Partnership)

   Statements of Operations
   (unaudited)

   For the nine months ended September 30,                1996            1995
------------------------------------------------------------------------------
   Revenues:
      Interest income                              $    84,404     $   174,348
      Income from product development project           19,500         146,208
      Unrealized appreciation of marketable
       securities and investments                   19,643,303       9,504,526
      Realized gain on sale of product development
       project                                       6,000,000               -
      Realized gain on sale of investments and
       marketable securities                         1,049,149          85,124
                                                   -----------     -----------
                                                    26,796,356       9,910,206
                                                   -----------     -----------
   Expenses:
      Expenditures under product development
              projects                                 525,570       3,309,647
      Management fee                                   462,306         648,252
      General and administrative costs                 129,277         198,392
      Amortization of organization costs                10,620          18,858
                                                    ----------     -----------
                                                     1,127,773       4,175,149
                                                  ------------    ------------
   Net income                                     $ 25,668,583    $  5,735,057
                                                  ============    ============

   Net income per partnership unit:
      Limited partners (based on 50,000 units)    $     508.24    $     113.55
      General partner                             $ 256,685.83    $  57,350.57
------------------------------------------------------------------------------
   See notes to financial statements.

   PAINEWEBBER R&D PARTNERS III, L.P.
   (a Delaware Limited Partnership)

   Statement of Changes in Partners' Capital
   (unaudited)


                                                       Limited          General
   For the nine months ended September 30, 1996       Partners          Partner          Total
---------------------------------------------------------------------------------------------------
   Balance at January 1, 1996                     $ 17,648,545      $   176,666       $ 17,825,211

   Net income                                       25,411,897          256,686         25,668,583
   Cash distribution                                (6,800,000)         (68,687)        (6,868,687)
                                                  -------------     ------------      -------------
   Balance at September 30, 1996                  $ 36,260,442      $   364,665       $ 36,625,107
                                                  ============      ============      =============

---------------------------------------------------------------------------------------------------

   See notes to financial statements.

   PAINEWEBBER R&D PARTNERS III, L.P.
   (a Delaware Limited Partnership)

   Statements of Cash Flows
   (unaudited)

   For the nine months ended September 30,                1996             1995
-------------------------------------------------------------------------------

   Cash flows from operating activities:
   Net income                                     $ 25,668,583    $   5,735,057
   Adjustments to reconcile net income  to
     cash provided by operating activities:
     Amortization of organization costs                 10,620           18,858
     Unrealized appreciation of marketable
       securities and investments                  (19,643,303)      (9,504,526)
     Expenditures under product development
       projects                                        525,570        1,809,647


   Decrease (increase) in operating assets:
     Marketable securities                             186,198        8,045,565
     Note receivable                                         -       (1,000,000)
     Interest receivable                                33,751           44,642
     Investments                                     1,545,038                -
     Investments in product development projects             -       (3,587,300)
     Other assets                                       35,723              750

   (Decrease) increase in operating liabilities:
     Liabilities under product development projects          -       (1,456,326)
     Payable to PaineWebber Development Corporation     (4,221)           1,500
     Accrued liabilities                               (11,570)        (107,552)
                                                    -----------      ----------

   Cash provided by operating activities             8,346,389              315
                                                    -----------      ----------
   Cash flows from financing activities:
    Distributions to partners                       (6,868,687)               -
                                                    -----------      ----------
   Increase in cash                                  1,477,702              315

   Cash at beginning of period                          56,903            1,044
                                                  -------------     -----------
   Cash at end of period                          $  1,534,605      $     1,359
                                                  =============     ===========
   ----------------------------------------------------------------------------
   Supplemental disclosure of cash flow information:
   The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1996 and 1995.
   ----------------------------------------------------------------------------
   See notes to financial statements.

                    PAINEWEBBER R&D PARTNERS III, L.P.
                    (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


1. ORGANIZATION AND BUSINESS

The  financial  information as  of and for the  periods ended  September  30,
1996 and   1995   is  unaudited.  However, in the  opinion of management  of
PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring
accruals, necessary  for  a fair   presentation.    The results of operations
reported for the interim periods ended September 30, 1996, are not necessarily indicative of results to be expected for the year ended
December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995, and the previously issued quarterly reports for the quarters ended June 30 and March 31, 1996.

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

   The General Partner was able to engage in technology development projects and other ventures to which the specified product development project criteria and structure would not be applicable. The payments made to technology development projects and other ventures do not exceed 20% of the aggregate capital contributions of the Partnership.

   As   of  September   30, 1996, the  Partnership  has fully funded its seven
Projects at an aggregate investment of $32.5 million (see Note 5). In addition to the Projects, the Partnership has equity investments in Sponsor Companies at a total cost of $8.05 million at September 30, 1996 (see Note 3).

                    PAINEWEBBER R&D PARTNERS III, L.P.
                    (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


(Note 1 Continued)

   All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") will initially be made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                Limited Partners       General Partner
                                                                                ----------------       ---------------

I.               Until the value of the aggregate distributions for each
                 limited partnership Unit ("Unit") equals $1,000 plus
                 simple interest on such amount accrued at 5% per annum
                 ("Contribution Payout")                                         99%                   1%

II.              After Contribution Payout and until the value of the
                 aggregate distributions for each Unit equals $5,000 ("Final     80%                   20%
                 Payout")..................................

III.             After Final Payout........................                      75%                   25%



   For the nine months ended September 30, 1996, the Partnership made an aggregate cash distribution of $6,868,687 ($136 per Unit; $68,687 to the General Partner). At September 30, 1996, the Partnership had made cash and security distributions since inception of $236 and $98 per Unit, respectively.

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

   In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and
Equity Securities" ("Statement No. 115"), the Partnership accounts for its investments in restricted common stock (where the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs. Investments in restricted common stock, whereby the restriction period exceeds one year, is accounted for at the lower of cost or fair value.

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

   The General Partner incurred offering and organizational costs in the amount of $1,813,138 and $125,724, respectively, that were reimbursed at the Partnership's closings. Offering expenses have been charged against partners' capital. Organizational costs incurred during the formation of the Partnership were amortized over a period of 60 months from the date of the commencement of operations.

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

3. MARKETABLE SECURITIES AND INVESTMENTS

    MARKETABLE SECURITIES:

    The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

   The Partnership held the following marketable securities at:


                                                          SEPTEMBER 30, 1996                    DECEMBER 31, 1995
                                              ---------------------------------           --------------------------------
                                               Market                 Cost                   Market                Cost
                                              --------------         ----------            -------------        -----------
U.S. Treasury obligations                      $  -----              $  -----                $603,544             $599,560
Money market fund                               1,242,200             1,242,200               828,838              828,838
                                               -------------         ----------            -------------        -----------
                                               $1,242,200            $1,242,200            $1,432,382           $1,428,398
                                               =============         ==========            ============         ===========

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





                                                 September 30, 1996                    December 31, 1995
                                         ------------------------------------    ------------------------------------
                                          Carrying Value          Cost           Carrying Value          Cost
                                         ---------------       -------------     ---------------     ----------------
Biocompatibles International plc:
   2,100,000 Restricted                   $16,134,054          $ 2,100,000        $ 2,100,000         $ 2,100,000
   Common Shares
   Unrestricted Common Shares               3,457,350              450,000          4,793,750             650,000
    (450,000 shares and 650,000 shares
    at September 30, 1996 and December
    31, 1995, respectively)
GenPharm International, Inc.                        0                 ----                  0                ----
  1,000,000 Shares of Series E
   Convertible Preferred Stock
Pharming BV                                 1,150,000            3,500,000          1,150,000           3,500,000
   14,395 Shares of Class A Stock
GelTex Pharmaceuticals, Inc.                7,144,659            1,000,000          4,376,104           1,000,000
   357,233 Unrestricted Common
Shares
PharmaGenics, Inc.                          1,000,000            1,000,000          1,000,000           1,000,000
   480,242 Shares of Series C
   Convertible Preferred Stock
Alkermes, Inc.                                   ----                 ----             70,038                   0
  Warrant to purchase
   23,839 common shares
Athena Neurosciences, Inc.                       ----                 ----          2,025,000                   0
  Warrant to purchase
  500,000 shares (see Note 5)

Elan Corporation, plc
Warrant to purchase 295,600 Shares          4,731,078                    0               ----                ----
(see Note 5)                              -----------           ----------         -----------          ----------
                                          $33,617,141           $8,050,000         $15,514,892          $8,250,000
                                          ===========           ==========         ===========          ==========

Page 11
                    PAINEWEBBER R&D PARTNERS III, L.P.
                    (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)



(Note 3 continued)

   Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The Partnership has agreed not to sell, assign, transfer or otherwise dispose of 2,100,000 shares of its remaining investment of 2,550,000 common shares for a period expiring in April 1997. At December 31, 1995, the Partnership recorded these restricted shares at their cost basis of $2,100,000. In accordance with Statement No. 115, during the quarter ended June 30, 1996, the Partnership commenced recording its investment in these shares at their market value. At September 30, 1996, the market value of the restricted shares was $16,134,054 ($7.683 per share) as compared to their carrying values of June 30, 1996 and December 31, 1995 of $14,521,254 ($6.915 per share) and
$2,100,000 ($1.00 per share), respectively. Accordingly, the Partnership recognized unrealized appreciation for the three months and nine months ended September 30, 1996 of $1,612,800 and $14,034,054, respectively. In September 1996, the Partnership sold 200,000 unrestricted shares of Biocompatibles at a price, net of commissions, of $1,535,505 ($7.683 per share). The carrying values of the shares at June 30, 1996 and December 31, 1995 were $1,383,000 ($6.915 per share) and $1,475,000 ($7.375 per share), respectively. Accordingly, the Partnership recognized a gain upon the sale of $152,505 and $60,505, respectively, for the three months and nine months ended September
30, 1996. The Partnership's remaining investment of 450,000 unrestricted shares had a market value at September 30, 1996 of $3,457,350 as compared to carrying values at June 30, 1996 and December 31, 1995 of $3,111,750 and $3,318,750, respectively. The Partnership recognized unrealized appreciation of $345,600 and $138,600, respectively, for the three months and nine months ended September 30, 1996. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one Right for every six shares owned (aggregating 458,333 Rights) at a price of <pounds sterling>
3.60 per Right. Each Right was comprised of one new common share of Biocompatibles and one warrant. In May 1996, the Partnership sold its entitlement to the Rights at a price of <pounds sterling>1.25 per Right.
The Partnership received aggregate proceeds, net of commissions, of $865,798 (<pounds sterling>571,484) and recognized a gain of this amount from the sale for the periods ended September 30, 1996.

   GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in a spin-off of its European subsidiary, Pharming BV. In connection with the spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner has valued at $1,150,000. Based on a review of the current and future financial prospects of GenPharm, the General Partner has determined that the Partnership's investment in GenPharm's convertible preferred stock should be valued at zero.

   GelTex Pharmaceuticals, Inc. ("GelTex") is a company formed to develop and commercialize luminal therapies, which are based on the use of non-absorbable therapeutic polymers to selectively eliminate substances from the gastrointestinal tract before they are absorbed. The Partnership agreed not to sell, assign, transfer or otherwise dispose of its investment of 357,233 common shares for a period which expired in August 1996. At September 30, 1996, the GelTex shares had an aggregate market value of $7,144,659 ($20.00 per share). The carrying value of the shares at June 30, 1996 was $6,698,118 ($18.75 per share) and accordingly, the Partnership recognized unrealized appreciation of $446,541 for the three months ended September 30, 1996. As of December 31, 1995, the carrying value of the shares was $4,376,104 ($12.25 per share) and the Partnership recognized unrealized appreciation of $2,768,555 for the nine months ended September 30, 1996.

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

   At December 31, 1995, the Partnership held a currently exercisable warrant to purchase 500,000 common shares of Athena Neurosciences, Inc. ("Athena") in which the market value of the common shares of $12.25 per share exceeded the exercise price of $8.20 per share. Accordingly, the Partnership recorded this warrant at its intrinsic value of $2,025,000 which approximated fair value. Upon the merger of Athena with Elan Corporation, plc ("Elan"), the Partnership's warrant to purchase Athena shares was converted into a warrant to purchase 295,600 Elan shares (see Note 5). The market value of Elan at September 30, 1996, was $29.875 per share as compared to an exercises price of $13.87 per share. Accordingly, the Partnership recorded the warrant at its intrinsic value of $4,731,078 and recognized unrealized appreciation of $2,706,078.

   At December 31, 1995, the Partnership recorded its warrant to purchase 23,839 shares of Alkermes, Inc. ("Alkermes") at its intrinsic value of $70,038. In June 1996, the Partnership exercised this warrant at an aggregate price of $119,195 ($5.00 per share) and sold the shares for proceeds, net of commissions of $312,080. The Partnership recognized a gain upon the sale of $122,847 for the nine months ended September 30, 1996.

4.	Related Party Transactions

   The General Partner receives an annual management fee for management and administrative services provided to the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. In addition, the General Partner received a project fee for formulating and implementing the business strategy of the Partnership, paid at each closing in an amount equal to 2% of the aggregate gross proceeds received by the Partnership at such closing. The Partnership paid the General Partner $1,000,000 at closings in 1991. In connection with the Partnership offering, PaineWebber Incorporated ("PWI"), the sales agent, an affiliate of the General Partner, received selling commissions of $3,966,210. The management fees paid by the Partnership to the General Partner were $107,028 and $209,406 for the three months ended September 30, 1996 and 1995, respectively, and $462,306 and $648,252 for the nine months ended September 30, 1996 and 1995, respectively. Management fees paid to the General Partner since January 1, 1995, were $1,319,964.

   The Partnership's portfolio of a money market fund is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. The Partnership pays MHII a fee with respect to such money management services which has been included in general and administrative expenses in the accompanying Statements of Operations. The fees for the quarters ended September 30, 1996 and 1995 were $585 and $1,833, respectively, and for the nine months ended September 30, 1996 and 1995 were $3,078 and $9,750, respectively. Fees paid to MHII since January 1, 1995, aggregated $13,223.

   PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same product development limited partnerships as the Partnership.

                    PAINEWEBBER R&D PARTNERS III, L.P.
                    (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)




5.	Product Development Projects

   The Partnership entered into three product development contracts and four product development limited partnerships which have been fully funded as of September 30, 1996. These seven Projects consist of the following: The Partnership funded $6.0 million to Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. The Partnership funded
$4.0 million to Athena for a Project to fund the further development of Diastat which is a gel-like solution of diazepam indicated for the treatment of acute repetitive seizures associated with epilepsy. The Partnership funded $1.5 million to Cadre Technologies, Inc. ("Cadre") for a Project which funded the development of software development tools for database applications. The Partnership funded $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin<TM> for use in the treatment of amyotrophic lateral sclerosis and certain peripheral neuropathies. The Partnership funded $4.0 million to Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESA<TM> System, a product designed to enhance the diagnosis of heart disease. The Partnership funded $5.0 million to PharmaGenics for a Project using PharmaGenics' screening technology to discover novel oligonucleotide therapeutics. The Partnership funded $6.0 million to Repligen Clinical Partners, L.P. ("RCP"), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of recombinant platelet factor-4 for use in certain cancer applications and to reverse the effects of the anticoagulant heparin.

   On April 18, 1996, Repligen Corporation ("Repligen") terminated its arrangements with RCP regarding the development and marketing of RCP's recombinant platelet factor-4 ("rPF4") program. Repligen and RCP have agreed that the rights of the rPF4 technologies will remain with RCP. The general partner of RCP is seeking third parties who will purchase or license the rPF4 technologies so that any residual proceeds or royalties may be distributed to the partners of RCP (including the Partnership). However, there can be no assurance that anyone will purchase or license the rPF4 technologies or that there will be any residual proceeds or royalties available for distribution.

   On May 31, 1996, the Partnership sold, transferred and assigned its rights, title and interest in the callable warrant to purchase 500,000 shares of Athena as well as its various program agreements with Athena for the development of
Diastat    for a purchase price of $6,000,000 and recognized a gain of this amount from the sale of this product development project for the periods ended September 30, 1996.

   If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At September 30, 1996, the Partnership owned the following warrants:

                    PAINEWEBBER R&D PARTNERS III, L.P.
                    (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


(NOTE 5 CONTINUED)


                                      Number of            Exercise                                  9/30/96
                                   Shares that can           Price             Exercise           Market Price
                                    be Purchased           per Share            Period             Per Share*
                                  ----------------        -----------         ----------         --------------

Cayenne Software Inc. (A)             35,512                 $25.91         Current to 7/98        $     4.250

Elan Corporation, plc (B)            295,600                 $13.87         Current to 11/99       $    29.875

Repligen Corporation (C)             133,000                 $ 2.50         Current to 3/01        $     1.250
                                     252,700                 $ 3.50         Current to 3/01

PharmaGenics, Inc.                 1,000,000                 $ 2.15          7/96 to 6/01                 (D)
---------------------------------------------------------------------------------------------------------------


*The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to September 30, 1996, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

(A) On July 19, 1996, Cadre merged with Bachman Information Systems to form Cayenne Software Inc. ("Cayenne"). As a result of the merger, the Partnership's warrant to purchase 115,000 shares of Cadre at an exercise price of $8.00 per share converted into a warrant to purchase Cayenne shares.

(B)	 Upon the merger of Athena with Elan in July 1996, the Partnership's core warrant to purchase 500,000 common shares of Athena at an exercise price of $8.20 per share converted into a warrant to purchase 147,800 American Depository Shares (ADS) of Elan at an exercise price of $27.74 per share. On August, 23, 1996, Elan announced a 2-for-1 stock split.

(C)	 During the first quarter of 1995, the Partnership was notified of a modification offer (the "Modification") by Repligen Corporation ("Repligen") to modify the Exchange Warrants. The principal terms of the Modification were (i) the exercise price was reduced from  $9.00 per share to $2.50 per share for 133,000 shares and $3.50 per share for 252,700 shares but will increase to $8.00 per share 90 days after the Company notifies the Warrant holders that the NASDAQ National Market closing price of Repligen's common stock is equal to or exceeds $12.00 per share for any 20 out of 30 consecutive trading days and (ii) the exercise period under the Exchange Warrants will terminate on March 31, 2001 instead of March 31, 2000. In connection with the foregoing, the initial royalty rate on future product revenues due to the Partnership from Repligen will not change under the Modification and will remain at 9%.

(D)	 At September 30, 1996, the common shares of PharmaGenics were not publicly traded.

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
         and Results of Operations

Liquidity and Capital Resources

   Partners' capital increased from $17.8 million at December 31, 1995, to $36.6 million at September 30, 1996, resulting from the recognition of net income of $25.7 million (as discussed in Results of Operations below) offset by a cash distribution to the Partners of $6.9 million for the nine months ended September 30, 1996.

   The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.5 million at December 31, 1995 to $2.8 million at September 30, 1996, primarily as a result of the sale by the Partnership of its interests in Athena for $6.0 million, the partial sale of its investment in Biocompatibles' stock for $1.5 million and the sale of its entitlement to Biocompatibles' Rights for $0.9 million (see Results of Operations) offset by a cash distribution to the Partners of $6.9 million and the payment of management fees and administrative costs.

Results of Operations

Three months ended September 30, 1996 compared to the three months ended September 30, 1995:

   Net income for the three months ended September 30, 1996, was $2.7 million compared to net income of $5.3 million for the three months ended September 30, 1995. The unfavorable variance of $2.6 million was due to a decrease in revenues of $3.2 million offset by a decrease in expenses of $0.6 million.

   Revenues for the three months ended September 30, 1996 were $2.9 million consisting of unrealized appreciation of marketable securities and investments of $2.7 million and realized gain on sale of investments of $0.2 million. Revenues for the three months ended September 30, 1995 were $6.1 million consisting primarily of unrealized appreciation of marketable securities and investments. During the quarter ended September 30, 1995, the Partnership recognized unrealized appreciation of $3.3 million on its investment of
1.4 million unrestricted Biocompatibles' shares to reflect an increase in market value from $2.67 per share at June 30, 1995 to $5.00 per share. In addition, the Partnership recognized unrealized appreciation of $2.8 million with respect to its warrants to purchase Athena, Cephalon, Inc. and Alkermes common stock.
At September 30, 1995, the market values of these stocks exceeded the exercise prices of the warrants and, accordingly, the Partnership recorded its investments in the warrants at their intrinsic values. For the three months ended September 30, 1996, the Partnership recognized unrealized appreciation of $2.0 million on its investment of 2,550,000 unrestricted shares of Biocompatibles. At September 30, 1996, the market value per share was $7.683 as compared to a market value of $6.915 per share at June 30, 1996. In addition, the Partnership recorded unrealized appreciation of $0.4 on its investment of 357,233 unrestricted shares of GelTex reflecting an increase in market value from $18.75 per share at June 30, 1996 to $20.00 per share at September 30, 1996. The Partnership also recognized unrealized appreciation of $0.3 million with respect to its investment in a warrant to purchase Elan shares. At September 30, 1996, the market value of Elan shares exceeded the exercise price of the warrant, and therefore, the Partnership recorded the
warrant at its intrinsic value.   During the third quarter of 1996, the
Partnership sold 200,000 shares of Biocompatibles and 23,839 shares of Alkermes and recognized an aggregate gain upon the sales of $0.2 million.

   Expenses for the quarter ended September 30, 1996 were $0.2 million, a decrease of $0.6 million from September 30, 1995, resulting primarily from a decrease in expenditures under product development projects of $0.5 million and a decrease in management fees of $0.1 million. During the three months ended September 30, 1995, the Partnership recognized its allocable share of the losses generated from its investments in product development limited partnerships of $0.5 million. Losses generated by these same partnerships were minimal for the same period in 1996.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995:

   Net income for the nine months ended September 30, 1996 and 1995 was $25.7 million and $5.7 million, respectively. The favorable variance of $20.0 million resulted from an increase in revenues of $16.9 million and a decrease in expenses of $3.1 million.

   Revenues for the nine months ended September 30, 1996 were $26.8 million as compared to $9.9 million for the same period in 1995. The increase of $16.9 million was due primarily to an increase in the gain upon the sale of a product development project of $6.0 million, an increase in gain on sale of marketable securities and investments of $1.1 million and an increase in unrealized appreciation of marketable securities and investments of $10.1 million. In May 1996 the Partnership sold its interests in the product development program with Athena for the development of Diastat for a purchase price of $6.0 million and recognized a gain upon the sale of this amount. During the nine months ended September 30, 1996, the Partnership recognized a gain upon the sale of investments and marketable securities of $1.1 million. The Partnership sold its entitlement to 458,333 Biocompatibles' Rights and recognized a gain from the sale equal to the proceeds realized on $0.9 million. In addition, the Partnership sold 200,000 shares of Biocompatibles' and 23,839 shares of Alkermes and recognized an aggregate gain of $0.2 million upon the sales. Unrealized appreciation of marketable securities and investments was $19.6 million and $9.5 million for the nine months ended September 30, 1996 and 1995, respectively. During 1996, in accordance with Statement No. 115, the Partnership recorded its investment in 2.1 million restricted shares of Biocompatibles at a market value of $16.1 million ($7.683 per share) as compared to its cost basis of $2.1 million. Accordingly, the Partnership recognized unrealized appreciation of $14.0 million for the nine months ended September 30, 1996. In addition, the Partnership recognized unrealized appreciation of $2.8 million with respect to its investment of 357,233 shares of GelTex to reflect an increase in market value of $12.25 per share at December 31, 1995 to $20 per share at September 30, 1996. At December 31, 1996, the Partnership's warrant to purchase 500,000 Athena shares was recorded at its intrinsic value of $2.0 million. Upon the merger of Athena with Elan the warrant to purchase Athena shares was converted into a warrant to purchase Elan shares. At September 30, 1996 the Partnership recorded the Elan warrant at its intrinsic value of $4.7 million and recognized unrealized appreciation of $2.7 million. At September 30, 1995, the Partnership recorded its investment in 1.4 million unrestricted Biocompatibles shares at a market value of $7.0 million ($5.00 per share) as compared to a cost basis of $1.4 million and recognized unrealized appreciation of $5.6 million. In addition, at September 30, 1995, the market values of Athena, Cephalon, Inc., and Alkermes exceeded the respective exercise prices of the Partnership's warrants to purchase these stocks. Accordingly, the Partnership recorded the warrants at their intrinsic values of $3.8 million and recognized unrealized appreciation of this amount.

   Expenses for the nine months ended September 30, 1996 and 1995 were $1.1 million and $4.2 million, respectively. The decrease of $3.1 million is primarily a result of a decrease in expenditures under product development projects of $2.8 million and a decrease in management fees of $0.2 million. Expenditures under product development projects for the nine months ended September 30, 1996 was $0.5 million resulting from the recognition by the Partnership of its allocable share of the losses generated from its investments in product development limited partnerships. For the same period in 1995, expenditures in product development projects were $3.3 million resulting from the recognition of losses generated by the Partnership's investments in product development projects of $1.8 million and the remittance of commitments under its product development contract with PharmaGenics in the amount of $1.5 million. The timing and amounts of commitments under product development contracts are based on terms of the agreements with the Sponsor Companies.

                       PART II. OTHER INFORMATION



Item 1.	Legal Proceedings.
------   ------------------
	In re: PaineWebber Partnership Litigation
   -----------------------------------------
   Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and the Form 10-Q for the quarter ended June 30, 1996. On July 17, 1996, the United States District Court for the Southern District of New York (the "Court") granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PWI agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement commenced on October 25, 1996, and is scheduled to continue in November 1996.

	Action Entitled Abbate vs. PaineWebber Inc.
   -------------------------------------------
		Information regarding this action filed in Sacramento, California Superior Court against PWI and various affiliated entities was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. In September 1996, the California Superior Court dismissed many of the plaintiffs claims as barred by the applicable statutes of limitation. In June 1996, additional complaints, similar to Abbate vs. PaineWebber Inc. but involving fewer plaintiffs, have been filed in Sacramento, San Diego and Arizona. Certain of these complaints have been dismissed with prejudice while others remain pending.

Item 6.	Exhibits and Reports on Form 8-K.
-------  ---------------------------------
         a)	Exhibits:

            None

         b)	Reports on Form 8-K:

           On October 1, 1996, the Partnership filed a current report on Form 8-K relating to the election of a President of PaineWebber Development
Corporation.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1996.

PAINEWEBBER R&D PARTNERS III, L.P.

By:
PaineWebber Development Corporation


(General Partner)

By:


---------------------------
Dhananjay M. Pai
Executive Vice President

By:


---------------------------
Pierce R. Smith
Principal Financial and Accounting Officer

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1996.



PAINEWEBBER R&D PARTNERS III, L.P.

By:
PaineWebber Development Corporation


(General Partner)

By:
Dhananjay M. Pai
--------------------------
Dhananjay M. Pai

Executive Vice President



By:
Pierce R. Smith/s/
--------------------------
Pierce R. Smith

Principal Financial and Accounting Officer