Form 10-K
period 1996-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 1997-03-31
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM        TO
                                                ------    ------

                         Commission File Number 33-35938
                       PAINEWEBBER R&D PARTNERS III, L.P.
             (Exact name of registrant as specified in its charter)


               DELAWARE                                   13-3437420
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK                10019
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:  (212) 713-2000


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                Name of each exchange on
        Title of each class                         which registered
        -------------------                         ----------------
              None                                        None


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            Limited Partnership Units

     No voting stock has been issued by the Registrant. Neither a public nor other market exists for the Units, and no such market is expected to develop, therefore there was no quoted market price for the 50,000 Units.

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

                          ---------------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners III, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners III, L.P. on the skills of certain scientific personnel; and the dependence of the Partnership on the General Partner (hereinafter defined).

                                     PART I



ITEM 1.     BUSINESS.

     PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"), is the general partner and manager of the Partnership. The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

     The Partnership has completed the funding of its seven Projects at an aggregate investment since inception of $32.5 million. (See Exhibit B, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's Projects.) In addition to the Projects, as of December 31, 1996, the Partnership owned equity investments, warrants and marketable securities as described in Notes 3 and 5 of the "Notes to the Financial Statements" included in this filing on Form 10-K.

     At a meeting of the Board of Directors of PWDC in January 1997, the Board adopted the Policy Regarding Requests for Partner Lists attached as Exhibit C.


PARTNERSHIP MANAGEMENT

     The Partnership has contracted with the General Partner, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. The General Partner meets periodically with an Advisory Board that acts as special advisor to the General Partner in the management of the Partnership's Projects (see Exhibit A for a brief biography of the Advisory Board Members). All fees and expenses of the Advisory Board are paid for by the General Partner.

     Under the Management Contract, the General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which, if any, have been distributed to the General Partner and limited partners (the "Limited Partners", with the General Partner, the "Partners"). Commencing in January 1995 the General Partner began eliminating the management fee charged with respect to certain Projects. As of January 1, 1997, the General Partner has elected to discontinue charging a management fee to the Partnership.

(ITEM 1 CONTINUED)



DISTRIBUTIONS


All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                       Limited     General
                                                                       Partners    Partner
                                                                       --------    -------
I.     Until the value of the aggregate distributions for each            99%        1%
       limited partnership unit ("Unit") equals $1,000 plus
       simple interest on such amount accrued at 5% per
       annum ("Contribution Payout")

II.    After Contribution Payout and until the value of the               80%        20%
       aggregate distributions for each Unit equals $5,000
       ("Final Payout")

III.   After Final Payout                                                 75%        25%



At December 31, 1996, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $593 and $98 per Unit, respectively.


OTHER

     At December 31, 1996, the Partnership had no employees, and PWDC, the General Partner, had no employees other than its executive officers (see Item
10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology products and companies.


ITEM 2.     PROPERTIES.

     The Partnership does not own or lease any office, manufacturing or laboratory facilities.


ITEM 3.     LEGAL PROCEEDINGS.

IN RE:  PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

     As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1995, PWDC, the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PWI") and a number of its affiliates relating to PWI's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement and plan of allocation was signed in July 1996 and submitted to the United States District Court for the Southern District of New York (the "Court") for its approval. Under that settlement, PWI agreed to pay the class $125 million (which had previously been deposited in escrow with the Court when the memorandum of understanding was signed) and certain additional consideration. The additional consideration included the assignment

(ITEM 3 CONTINUED)


of fees and income attributable to the general partnership interest in the Partnership as well as guarantees of certain minimum returns to class members. In March 1997, the Court approved the settlement as fair and reasonable.

     In February 1996, approximately 150 plaintiffs filed an action entitled ABBATE V. PAINEWEBBER INC. in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In June 1996, additional complaints similar to the ABBATE action, but involving fewer plaintiffs, were filed in Sacramento, San Diego and Arizona. In September 1996, the California Superior Court dismissed many of ABBATE plaintiffs' claims as barred by the applicable statutes of limitation. Certain of the other complaints were also dismissed with prejudice while others remained pending. In March 1997, all of these actions were settled. The settlement had no effect on the Partnership or the General Partner.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1996, there were 4,786 Limited Partners.

     The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities and net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership made cash distributions to its Partners of $24,895,837 ($493 per Unit; $245,837 to the general partnership interest) and $5,050,505 ($100 per Unit; $50,505 to the general partnership interest) for the years ended December 31, 1996 and 1995, respectively. In addition, in 1995, the Partnership distributed to its Partners 202,261 warrants of Alkermes, Inc. ("Alkermes") (4 warrants per Unit; 2,261 warrants to the general partnership interest). The warrants were valued at $303,392 ($6 per Unit; $3,392 to the general partnership interest) on the date of distribution. During the year ended December 31, 1994, the Partnership distributed to its Partners 505,120 Cephalon, Inc. ("Cephalon") warrants (10 warrants per Unit; 5,120 warrants to the general partnership interest) valued at $3,121,642 ($62 per Unit; $31,642 to the general partnership interest) on the date of distribution.


ITEM 6.     SELECTED FINANCIAL DATA.

     See the "Selected Financial Data (Unaudited)" on Page F-2 included in this filing on this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Partners' capital of $32.4 million at December 31, 1996, increased by $14.6 million from $17.8 million at December 31, 1995. For the year ended December 31, 1996, the Partnership recognized net income of $39.5 million (as discussed in Results of Operations below) which exceeded cash distributions to the partners in the amount of $24.9 million.

     The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership. Liquid assets at December 31, 1996, totaled $0.9 million, a decrease of $0.6 million from the balance of $1.5 million at December 31, 1995. The decrease in liquid assets is primarily due to net proceeds received upon the sale of various investments of $18.9 million and proceeds from the sale of a product development project of $6.0 million offset by cash distributions to Partners of $24.9 million and the payment of management fees and administrative expenses of $0.7 million. The balance of the liquid assets at December 31, 1996, is to be used primarily for the payment of administrative costs related to managing the Partnership's business.

     The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. There was no financial statement impact as of January 1, 1994 of adopting Statement No. 115.

(ITEM 7 CONTINUED)


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995:

     Net income for the years ended December 31, 1996 and 1995 was $39.5 million and $5.3 million, respectively. The favorable variance of $34.2 million resulted from an increase in revenues of $25.9 million and a decrease in expenses of $8.3 million.

     Revenues increased from $14.9 million in 1995 to $40.8 million in 1996 resulting primarily from increases in (i) unrealized appreciation of investments of $17.4 million, (ii) the gain from the sale of a product development project of $6.0 million, and (iii) the gain on the sale of marketable securities and investments of $3.0 million offset by a decrease on the gain upon distribution of warrants of $0.3 million (see Results of Operations for the year ended December 31, 1995 compared to the year ended December 31, 1994). Unrealized appreciation for the year ended December 31, 1996, was $27.2 million resulting from the Partnership's investment of 2,100,000 shares of Biocompatibles International plc ("Biocompatibles"). In accordance with Statement No. 115, the Partnership recorded this investment at its market value of $29.3 million ($13.94 per share) as of December 31, 1996, as compared to its carrying value of $2.1 million ($1.00 per share) at December 31, 1995. For the year ended December 31, 1995, the Partnership recognized unrealized appreciation of $9.8 million (see Results of Operations for the year ended December 31, 1995 compared to December 31, 1994). In 1996, the Partnership sold its rights, title and interest in its callable warrant to purchase 500,000 shares of Athena Neurosciences, Inc. ("Athena") as well as its various product program agreements with Athena for a purchase price of $6.0 million and recognized a gain of this amount from the sale. The Partnership recognized a gain from the sale of investments of $7.5 million and $4.5 million for the years ended December 31, 1996 and 1995, respectively. During 1996, the Partnership sold its investments of (i) 650,000 shares of Biocompatibles for proceeds of $5.3 million with a carrying value of $4.8 million; (ii) 357,233 shares of GelTex Pharmaceuticals, Inc. ("GelTex") for proceeds of $6.8 million with a carrying value of $4.4 million; (iii) 23,839 shares of Alkermes for net proceeds of $0.3 million with a carrying value of $0.2 million; and (iv) 295,600 shares of Elan Corporation, plc for proceeds of $8.3 million and a carrying value of $6.1 million. In addition, the Partnership sold its entitlement to Biocompatibles Rights for total proceeds of $2.2 million and recognized a gain on the sale of this amount.

     Expenses for the years ended December 31, 1996 and 1995 were $1.3 million and $9.6 million, respectively. The decrease of $8.3 million resulted primarily from decreases in (i) expenditures under Projects of $5.6 million; (ii) write-down of an investment of $2.3 million (see Results of Operations for the year ended December 31, 1995 compared to December 31, 1994); and (iii) management fees of $0.3 million. Expenditures under Projects for the years ended December 31, 1996 and 1995 was $0.5 million and $6.1 million, respectively. In 1995, the Partnership accrued expenditures under Projects in the amount of $3.2 million. Also, in 1995, the Partnership funded its final commitment to a Project in the amount of $2.9 million. Management fees were further reduced as a result of the General Partner's decision to discontinue the management fee charged with respect to certain Projects.


YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994:

     Net income for the year ended December 31, 1995, was $5.3 million compared to a net loss of $7.8 million for the year ended December 31, 1994. The favorable variance of $13.1 million was due to an increase in revenues of $11.1 million and a decrease in expenditures of $2.0 million.

(ITEM 7 CONTINUED)


     Revenues for the year ended December 31, 1995, were $14.9 million, an increase of $11.1 million over revenues for the year ended December 31, 1994, of $3.8 million. The favorable variance was due primarily to increases in 1995 in unrealized appreciation of marketable securities and investments of $9.9 million and in realized gains on the sale of marketable securities and investments of $4.5 million off-set by declines in 1995 in interest income of $0.5 million and realized gains on distributions of warrants of $2.8 million from 1994. In 1995, Biocompatibles and GelTex completed initial public offerings ("IPOs") of their common stock. In connection with the IPOs, the Partnership's investments of convertible preferred stock of Biocompatibles and GelTex were converted to common shares. At December 31, 1995, the Partnership's investment of 650,000 unrestricted shares of Biocompatibles had a market value of $4.8 million ($7.375 per share) as compared to a carrying value of $0.65 million ($1.00 per share). The Partnership's investment of 357,233 shares of GelTex had a market value of $4.4 million ($12.25 per share) and a carrying value of $1.0 million. Accordingly, the Partnership recognized unrealized appreciation on its equity investments in Biocompatibles and GelTex of $4.15 million and $3.4 million, respectively. Also, as of December 31, 1995, the Partnership held exercisable warrants to purchase common shares of Athena and Alkermes whereby the market value for each of the common shares as of this date exceeded the exercise prices of the warrants. The Partnership recorded its investments in these warrants at their intrinsic values (the excess of the market price over the exercise price), and accordingly, recognized unrealized appreciation of $2.1 million. In October 1995, the Partnership sold 750,000 shares of Biocompatibles common stock at an aggregate sales price of $3.5 million and recognized a gain upon the sale of $2.8 million. In November 1995, the Partnership exercised its warrant to purchase 113,330 shares of Cephalon common shares at an aggregate exercise price of $1.5 million and simultaneously sold the shares at a selling price of $3.1 million, net of commissions. Accordingly, the Partnership recognized a gain upon sale of $1.6 million. The Partnership distributed to its Partners in 1995 warrants to purchase 202,261 shares of Alkermes common stock. The exercise price of the warrants was $1.0 million ($5.00 per share) compared to the market value of the shares on the date of distribution of $1.3 million ($6.50 per share). The Partnership recognized a gain upon distribution of $0.3 million. In 1994, the Partnership distributed to its Partners warrants to purchase 505,120 shares of Cephalon common stock resulting in a realized gain upon distribution of $3.1 million. The decline in interest income of $0.5 million from 1994 to 1995 was due to the decrease in marketable securities held by the Partnership. Marketable securities were liquidated and the proceeds were used to pay the Project funding commitments of the Partnership and to purchase an additional equity investment.

     Expenses for the year ended December 31, 1995, were $9.6 million as compared to $11.6 million for the year ended December 31, 1994. The decrease of $2.0 million was due to a decrease in expenditures under Projects of $4.1 million and a decrease in management fees of $0.2 million offset by the write-down of an investment in 1995 of $2.3 million. Expenditures under Projects for both years consisted of the payment of commitments to Alkermes Clinical Partners, L.P., Cephalon Clinical Partners. L.P., Repligen Clinical Partners, L.P. and PharmaGenics, Inc. In addition, in 1994, the Partnership fully funded a $4.0 million commitment for a new Project with Athena. The timing and the amount of the expenditures are based on the terms of the agreements with the Sponsor Companies. Management fees declined as a result of the General Partner's decision to discontinue the management fee charged with respect to two additional Projects. In 1995, GenPharm International, Inc. ("GenPharm") was restructured resulting in a spin-off of its European subsidiary, Pharming BV. In connection with the spin-off, the Partnership received 14,395 shares of Pharming BV stock which the General Partner had valued at $1.2 million. In addition, based on a review of the current and future financial prospects of GenPharm, the General Partner has determined that the Partnership's investment in GenPharm's convertible preferred stock, with a carrying value of $3.5 million, should be valued at zero. Accordingly, the Partnership recognized a net write-down of its GenPharm related investments in the amount of $2.3 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to this item may be found under the following captions included in this filing on Form 10-K:

          Report of Independent Auditors (Page  F-4)
          Statements of Financial Condition (Page F-5)
          Statements of Operations (Page F-6)
          Statements of Changes in Partners' Capital (Page F-6)
          Statements of Cash Flows (Page F-7)
          Notes to Financial Statements (Pages F-8 to F-16)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III



ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



     The Registrant has no directors or executive officers. The Registrant is managed by PWDC, which is the General Partner of the Partnership.

     Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. Based in part on discussions with the Advisory Board, the General Partner assesses and manages the Partnership's Projects. As part of its ongoing role in all Projects, the General Partner participates in a steering committee or similar body with the Sponsor Companies with overall responsibility for each Project during the development phase. The General Partner makes regular visits to facilities of Sponsor Companies in order to monitor the progress of Projects, and its representatives take part in important decisions with respect to development and commercial strategies. During the commercialization phase, the General Partner continues to review the Sponsor Companies' performance. In addition, the General Partner monitors the industries in which it undertakes Projects by attending trade shows, screening trade journals and reviewing changes in legislative and regulatory conditions.

     The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 1996:



NAME                                AGE         POSITION AND DATE APPOINTED
----                                ---         ---------------------------
DIRECTORS
     Dhananjay M. Pai               34          Director since December 1996
     Gerald F. Goertz, Jr.          39          Director since April 1995
     Pierce R. Smith                53          Director since June 1993 (1)

EXECUTIVE OFFICERS
     Dhananjay M. Pai               34          President since December 1996
     Pierce R. Smith                53          Treasurer since August 1988 (1)
     Dorothy F. Haughey             72          Secretary since July 1985



     The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

     (1) Mr. Smith resigned these positions in February 1997 and was replaced by William J. Nolan. Mr. Nolan is a Managing Director in the Treasury Division of PWI.

(ITEM 10 CONTINUED)


DIRECTORS

     MR.  PAI is a  Managing  Director  of PWI.  Before  joining  the  Principal
Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or Officer of certain affiliates of PWI. He holds a Bachelor of Science degree form Wharton School of Business and a Master of Business Administration from New York University.

     MR. GOERTZ is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Master of Business Administration from Memphis State University in 1982.

     MR. SMITH was Treasurer of PWG and Executive Vice President and Treasurer of PWI. Mr. Smith joined PWG in 1987. From 1982 to 1987, Mr. Smith was Senior Vice President and Treasurer for Norwest Corporation, a multibank holding company in Minneapolis. From 1980 to 1982, Mr. Smith was Vice President of the Treasury Department for Mellon Bank in Pittsburgh and from 1973 to 1980 was Vice President for various subsidiaries of Commercial Credit Company. Mr. Smith received a Bachelor of Science degree in Electrical Engineering from Yale University and a Master's degree in Business Administration from Stanford University. He also served as a lieutenant in the United States Coast Guard.


EXECUTIVE OFFICERS

     MR. PAI, President, see "Directors" above.

     MR. SMITH, Treasurer, see "Directors" above.

     MS. HAUGHEY, Secretary, joined PWI in 1962.  She is Secretary of PWI.

ITEM 11.    EXECUTIVE COMPENSATION.

     No compensation was paid directly to executive officers of PWDC by the Registrant. PWDC serves as General Partner for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-16 included in this filing on Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

None.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-16 included in this filing on Form 10-K.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

     The following documents are filed as part of the filing on Form 10-K.

FINANCIAL STATEMENTS

     The financial statements, together with the report of Ernst & Young LLP, are listed in the accompanying index to financial statements and notes to financial statements appearing on page F-1.


     Report of Independent Auditors (Page F-4)
     Statements of Financial Condition (Page F-5)
     Statements of Operations (F-6)
     Statements of Changes in Partners' Capital (Page F-6)
     Statements of Cash Flows (Page F-7)
     Notes to Financial Statements (Pages F-8 to F-16)


REPORTS ON FORM 8-K

     On October  1, 1996,  the  Partnership  filed a current  report on Form 8-K
relating  to  the  election  of  the  President  of  Paine  Webber   Development
Corporation.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1997.

     PAINEWEBBER R&D PARTNERS III, L.P.


         By:   PaineWebber Development Corporation
               (General Partner)


         By:   Dhananjay M. Pai/s/
               ------------------------------------------
               Dhananjay M. Pai
               President and Principal Executive Officer


         By:   William J. Nolan/s/
               ------------------------------------------
               William J. Nolan
               Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1997.


Dhananjay M. Pai/s/
------------------------------------------
Dhananjay M. Pai
President (principal executive officer) and Director


William J. Nolan/s/
------------------------------------------
William J. Nolan
Principal Financial and Accounting Officer and Director


Gerald F. Goertz, Jr. /s/
------------------------------------------
Gerald F. Goertz, Jr.
Director





* The capacities listed are with respect to PWDC, the General Partner of the Registrant.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS


Description                                                        Page
-----------                                                        ----

Index to Financial Statements                                       F-1

Selected Financial Data                                             F-2

Quarterly Financial Information                                     F-3

Report of Independent Auditors                                      F-4

Statements of Financial Condition,
  at December 31, 1996 and 1995                                     F-5

Statements of Operations,
  for the years ended December 31, 1996, 1995 and 1994              F-6

Statements of Changes in Partners' Capital,
  for the years ended December 31, 1996, 1995 and 1994              F-6

Statements of Cash Flows,
  for the years ended December 31, 1996, 1995 and 1994              F-7

Notes to Financial Statements                                       F-8 to F-16





All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


SELECTED FINANCIAL DATA (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,                                 1996            1995            1994              1993            1992

------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                                          $ 40,810,648    $ 14,856,172    $  3,751,749     $  3,014,763     $  1,408,675
   Net income (loss)                                 $ 39,513,429    $  5,306,891    $ (7,819,966)    $ (6,338,119)    $ (5,649,083)

Net income (loss) per partnership unit:

   Limited partners (A)                              $     782.37    $     105.08    $    (154.84)    $    (125.49)    $    (111.85)
   General partner                                   $ 395,134.29    $  53,068.91    $ (78,199.66)    $ (63,381.19)    $ (56,490.83)


Financial Condition:

   Total assets                                      $ 32,633,103    $ 17,914,426    $ 19,508,779     $ 31,142,666     $ 36,800,119
   Partners' capital                                 $ 32,442,803    $ 17,825,211    $ 17,872,217     $ 28,813,825     $ 36,679,409

Distributions to partners:
   Cash                                              $ 24,895,837    $  5,050,505    $       --       $       --       $       --
   Alkermes, Inc. warrants
    (at intrinsic value) (B)                         $       --      $    303,392    $       --       $       --       $       --
  Cephalon, Inc. warrants
    (at intrinsic value) (B)                         $       --      $       --      $  3,121,642     $       --       $       --
   Gensia, Inc. warrants
    (at intrinsic value) (B)                         $       --      $       --      $       --       $  1,527,465     $       --
------------------------------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units.
(B) The excess of market value per share at the date of distribution over the exercise price per share.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                                       Net Income (Loss)
                                                       Net Income                  Per Partnership Unit (A)
                                Revenues                 (Loss)             Limited Partners     General Partner
------------------------------------------------------------------         --------------------------------------
Calendar 1996

4th Quarter                    14,014,291              13,844,845                 274.14              138,448.45

3rd Quarter                     2,874,006               2,702,018                  53.50               27,020.18

2nd Quarter                    17,562,388              17,134,012                 339.25              171,340.12

1st Quarter                     6,359,963               5,832,554                 115.48               58,325.54

-----------------------------------------------------------------------------------------------------------------

Calendar 1995

4th Quarter                  $  4,945,967            $   (428,166)            $    (8.47)         $    (4,281.66)

3rd Quarter (B)                 6,088,165               5,327,420                 105.48               53,274.20

2nd Quarter (C)                 3,594,170               1,933,280                  38.28               19,332.80

1st Quarter                       227,870              (1,525,643)                (30.21)             (15,256.43)

-----------------------------------------------------------------------------------------------------------------

Calendar 1994

4th Quarter                  $    137,335            $ (5,838,737)            $  (115.61)         $   (58,387.37)

3rd Quarter                       193,731              (1,874,856)                (37.12)             (18,748.56)

2nd Quarter                       267,594              (1,911,572)                (37.85)             (19,115.72)

1st Quarter                     3,153,089               1,805,199                  35.74               18,051.99

-----------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 partnership units and a 1% general partnership interest. (B) Amounts have been restated from the amounts reported as of September 30,
    1995.
(C) Amounts have been restated from the amounts reported as of June 30, 1995.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Ernst & Young LLP/s/
-----------------------
Ernst & Young LLP

New York, New York
March 21, 1997

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,      December 31,
                                                                1996              1995
-----------------------------------------------------------------------------------------
Assets:

       Cash                                                 $      --         $    56,903

       Marketable securities, at market value                   911,375         1,432,382

       Investments, at fair value                            31,423,754        15,514,892

       Interest receivable                                         --              37,739

       Organization costs, net of accumulated
        amortization of $125,724 at December 31, 1996
        and $115,104 at December 31, 1995                          --              10,620

       Advances to product development projects                 297,974           826,167

       Other assets                                                --              35,723

                                                            ===========       ===========
Total assets                                                $32,633,103       $17,914,426
                                                            ===========       ===========


Liabilities and partners' capital:

       Accrued liabilities                                  $    99,420       $    83,494

       Payable to Paine Webber Development Corp.                  3,613             5,721

       Other liability                                           87,267                 0

                                                            -----------       -----------
                                                                190,300            89,215

       Partners' capital                                     32,442,803        17,825,211

                                                            ===========       ===========
Total liabilities and partners' capital                     $32,633,103       $17,914,426
                                                            ===========       ===========


-----------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS


For the years ended December 31,                                  1996             1995             1994
---------------------------------------------------------------------------------------------------------
Revenues:
       Interest income                                    $    170,677     $    210,351     $    729,190
       Income from product development project                  19,500          146,208           18,750
       Unrealized appreciation (depreciation) of
        marketable securities and investments               27,169,770        9,733,309         (117,526)
       Realized gain from sale of product development
         project                                             6,000,000             --               --
       Realized gain on distribution of warrants                  --            303,392        3,121,642
       Net realized gain (loss) on sale of
        marketable securities and investments                7,450,701        4,462,912             (307)
                                                          ------------     ------------     ------------
                                                            40,810,648       14,856,172        3,751,749
                                                          ------------     ------------     ------------

Expenses:
       Expenditures under product development projects         528,193        6,074,149       10,210,247
       Management fee                                          569,334          857,658        1,040,047
       General and administrative costs                        189,072          242,330          296,277
       Amortization of organization costs                       10,620           25,144           25,144
       Write down of investment                                   --          2,350,000             --
                                                          ------------     ------------     ------------
                                                             1,297,219        9,549,281       11,571,715
                                                          ------------     ------------     ------------

Net income (loss)                                         $ 39,513,429     $  5,306,891     $ (7,819,966)
                                                          ============     ============     ============

Net income (loss) per partnership unit:
       Limited partners (based on 50,000 units)           $     782.37     $     105.08     $    (154.84)
       General partner                                    $ 395,134.29     $  53,068.91     $ (78,199.66)

---------------------------------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                               Limited          General
For the years ended December 31, 1996, 1995 and 1994          Partners          Partner         Total
---------------------------------------------------------------------------------------------------------


Balance at January 1, 1994                                $ 28,525,350     $    288,475     $ 28,813,825

Distribution of Cephalon, Inc. warrants                     (3,090,000)         (31,642)      (3,121,642)
Net loss                                                    (7,741,766)         (78,200)      (7,819,966)
                                                          ------------     ------------     ------------

Balance at December 31, 1994                                17,693,584          178,633       17,872,217

Distributions to partners:
       Cash                                                 (5,000,000)         (50,505)      (5,050,505)
       Alkermes, Inc. warrants                                (300,000)          (3,392)        (303,392)

Net income                                                   5,254,961           51,930        5,306,891
                                                          ------------     ------------     ------------

Balance at December 31, 1995                                17,648,545          176,666       17,825,211

Cash distribution to partners                              (24,650,000)        (245,837)     (24,895,837)
Net income                                                  39,118,295          395,134       39,513,429
                                                          ------------     ------------     ------------

Balance at December 31, 1996                              $ 32,116,840     $    325,963     $ 32,442,803
                                                          ============     ============     ============

---------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS


For the years ended December 31,                               1996             1995             1994
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                      $ 39,513,429     $  5,306,891     $ (7,819,966)
Adjustments to reconcile net income (loss) to
  cash provided by (used for) operating activities:
  Amortization of organization costs                         10,620           25,144           25,144
  Unrealized (appreciation) depreciation
   of marketable securities and investments             (27,169,770)      (9,733,309)         117,526
  Realized gain on distribution of warrants                    --           (303,392)      (3,121,642)
  Write down of investment                                     --          2,350,000             --

Decrease (increase) in operating assets:
  Marketable securities                                     517,023        9,578,818       11,942,414
  Investments                                            11,264,892         (250,000)        (500,000)
  Interest receivable                                        37,739           41,960          (17,853)
  Advances to product development projects                  528,193         (363,151)        (463,016)
  Other assets                                               35,723              750          (34,691)

(Decrease) increase in operating liabilities:
  Liabilities under product development projects               --         (1,456,326)        (717,470)
  Payable to PaineWebber Development Corporation             (2,108)           3,327           (5,299)
  Accrued liabilities                                        15,926          (94,348)          30,490
  Other liability                                            87,267             --               --
                                                       ------------     ------------     ------------
Cash provided by (used for) operating activities         24,838,934        5,106,364         (564,363)
                                                       ------------     ------------     ------------

Cash flows from financing activities:
  Distributions to partners                             (24,895,837)      (5,050,505)            --
                                                       ------------     ------------     ------------

(Decrease) increase in cash                                 (56,903)          55,859         (564,363)

Cash at beginning of period                                  56,903            1,044          565,407
                                                       ------------     ------------     ------------

Cash at end of period                                  $       --       $     56,903     $      1,044
                                                       ============     ============     ============

------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1996, 1995 and 1994.

Supplemental schedule of non-cash activities:

------------------------------------------------------------------------------------------------------
For the years ended December 31,                               1996           1995            1994
------------------------------------------------------------------------------------------------------

Distribution of investments to partners:
  Alkermes, Inc. warrants                              $       --       $    303,392     $       --
  Cephalon, Inc. warrants                                      --               --          3,121,642

------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS

     PaineWebber R&D Partners III, L.P (the "Partnership") is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc., is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

     The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. When the product development phase has been completed, Sponsor Companies will generally have a license from the Partnership to commercialize the products resulting from the product development project, and the Partnership will generally have the right to receive payments based upon the sale of such products. Sponsor Companies will generally have an option to purchase from the Partnership the products or technology developed for a predetermined price, payable through a one-time payment and/or a series of payments based on product sales over a ten to twelve year period. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts, similar to those described above, with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As such, the Partnership is engaged in diverse Projects including product development contracts, participation in other partnerships and investments in securities of Sponsor Companies.

     As of December 31, 1996, the Partnership has fully funded its seven Projects at an aggregate investment of $32.5 million (see Note 5). In addition to these Projects, the Partnership has invested in the securities of several other Sponsor Companies (see Note 3).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 1 CONTINUED)

     All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                            LIMITED      GENERAL
                                                                            PARTNERS     PARTNER
                                                                            --------     -------

I.   Until the value of the aggregate distributions for each limited partnership Unit ("Unit") equals $1,000 plus simple interest on
     such amount accrued at 5% per annum ("Contribution Payout").........     99%           1%


II.  After Contribution Payout and until the value of the aggregate
     distributions for each Unit equals $5,000 ("Final Payout")..........     80%          20%

III. After Final Payout..................................................     75%          25%


     For  the  year  ended  December  31,  1996,  the   Partnership   made  cash
distributions totaling $24,895,837 ($493 per Unit; $245,837 to the General Partner). At December 31, 1996, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $593 and $98 per Unit, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates. Such estimates include the carrying value of non-marketable securities and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     The Partnership's investments in convertible preferred stock are not publicly traded and, therefore, are subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities are valued at cost, except when a decrease is required based on the General Partner's evaluations of the project technology or Sponsor Company. These evaluations are made based on currently available information and may not necessarily represent the amount, if any, which may ultimately be realized. The future value of these securities, if any, are dependent upon circumstances which cannot reasonably be determined until the position is actually liquidated.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS



(NOTE 2 CONTINUED)

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

     The Partnership invested in Projects, as more fully described in Note 5, through one of two vehicles:


     o     Product Development Contracts
           The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies. Income from the Sponsor
           Companies is reflected in the Statements of Operations for the period in which the income is earned.

     o     Product Development Limited Partnerships
           The Partnership participates as a limited partner in product development limited partnerships formed to develop specific products. Such partnerships expense product development costs when incurred.

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


3.   MARKETABLE SECURITIES AND INVESTMENTS

     MARKETABLE SECURITIES:

     The Partnership held the following marketable securities at:

                                        DECEMBER 31, 1996                   DECEMBER 31, 1995
                                 ------------------------------      -----------------------------
                                     MARKET             COST            MARKET             Cost
U.S. Treasury obligations        $      -----      $      -----      $    603,544     $    599,560
Money market fund                     911,375           911,375           828,838          828,838
                                 ------------      ------------      ------------     ------------
                                 $    911,375      $    911,375      $  1,432,382     $  1,428,398
                                 ============      ============      ============     ============

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

                                                  DECEMBER 31, 1996                    DECEMBER 31, 1995
                                          -------------------------------       -------------------------------
                                          CARRYING VALUE          COST          CARRYING VALUE          COST
                                          --------------          ----          --------------          ----
Biocompatibles International plc:
   2,100,000 Restricted                    $29,273,754        $ 2,100,000        $ 2,100,000        $ 2,100,000
   Common Shares
   650,000 Unrestricted                           --                 --            4,793,750            650,000
   Common Shares
GenPharm International, Inc.                      --                 --                 --                 --
  1,000,000 Shares of Series E
   Convertible Preferred Stock
Pharming BV                                  1,150,000          3,500,000          1,150,000          3,500,000
   14,395 Shares of Class A Stock
GelTex Pharmaceuticals, Inc.                      --                 --            4,376,104          1,000,000
   357,233 Unrestricted Common Shares
PharmaGenics, Inc.                           1,000,000          1,000,000          1,000,000          1,000,000
   480,242 Shares of Series C
   Convertible Preferred Stock
Alkermes, Inc.                                    --                 --               70,038               --
  Warrant to purchase
   23,839 common shares
Athena Neurosciences, Inc.                        --                 --            2,025,000               --
  Core Warrant to purchase
  500,000 shares
                                           -----------        -----------        -----------        -----------
                                           $31,423,754        $ 6,600,000        $15,514,892        $ 8,250,000
                                           ===========        ===========        ===========        ===========

     Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. On April 13, 1995, Biocompatibles completed an initial public offering ("IPO") on the London Stock Exchange. In connection with the IPO, the Partnership's 350,000 shares of Series C Convertible Preferred Stock were converted to 350,000 common shares (140,000 shares of which were

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)

unrestricted). Concurrent with the IPO, the common shares split 10-for-1 resulting in a Partnership investment of 3,500,000 common shares. In 1995, the Partnership sold 750,000 unrestricted shares generating proceeds, net of commissions, of $3,537,782. The carrying value of such 750,000 shares at December 31, 1994, was $750,000. The Partnership recognized a gain upon the sale of $2,787,782 which has been included in the accompanying Statements of Operations. During 1996, the Partnership sold 650,000 unrestricted shares of Biocompatibles at a price, net of commissions, of $5,291,129 (average price per share of $8.14). The carrying value of the shares including unrealized appreciation of $4,143,750 for the year ended December 31, 1995 was $4,793,750 ($7.375 per share). Accordingly, the Partnership recognized a gain upon the sale of $497,379 for the year ended December 31, 1996. The Partnership has agreed not to sell, assign, transfer or otherwise dispose of its remaining investment of 2,100,000 common shares for a period to expire in April 1997. At December 31, 1995, the Partnership recorded these restricted shares at their cost basis of $2,100,000. In accordance with Statement No. 115, during the quarter ended June 30, 1996, the Partnership commenced recording its investment in these shares at their market value. At December 31, 1996, the market value of the restricted shares was $29,273,754 ($13.94 per share). The Partnership recognized unrealized appreciation of $27,173,754 for the year ended December 31, 1996. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one Right for every six shares owned (aggregating 458,333 Rights). Each Right was comprised of one new common share of Biocompatibles and one warrant. In May 1996, the Partnership sold its entitlement to the Rights at a price of (pound)1.25 per Right. The Partnership received aggregate proceeds, net of commissions, of $865,798 ((pound)571,484) and recognized a gain of this amount from the sale for the year ended December 31, 1996. A second Rights Issue by Biocompatibles in November 1996 entitled the Partnership to purchase four Rights for every 23 shares owned (aggregating 365,217 Rights). In December 1996, the Partnership sold its entitlement to the Rights at a price of (pound)2.20 per Right for aggregate proceeds, net of commissions, of $1,339,815 ((pound)803,477). The Partnership recognized a gain of this amount for the year ended December 31, 1996.

     GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner has valued at $1,150,000. Based on a review of the current and future financial prospects of GenPharm, the General Partner determined that the Partnership's investment in GenPharm's convertible preferred stock should be valued at zero. Accordingly, the Partnership recognized a net write-down of its GenPharm related investments of $2,350,000 for the year ended December 31, 1995.

     GelTex Pharmaceuticals, Inc. ("GelTex") is a company formed to develop and commercialize luminal therapies, which are based on the use of non-absorbable therapeutic polymers to selectively eliminate substances from the gastrointestinal tract before they are absorbed. In connection with a GelTex IPO in November 1995, the Partnership's shares of GelTex Convertible Preferred Stock were converted to 357,233 common shares. In 1996, the Partnership sold its shares for proceeds of $6,805,351 (average price per share of $19.05). The Partnership recorded the shares for the year ended December 31, 1995, at their market value of $4,376,104 ($12.25 per share) with related unrealized appreciation of $3,376,104. Upon the sale the Partnership recognized a gain of $2,429,247 for the year ended December 31, 1996.

     PharmaGenics, Inc. ("PharmaGenics") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. In 1995, the Partnership made a loan to PharmaGenics in the amount of $1,000,000 which was subsequently converted into

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)

480,242 shares of Series C Convertible Preferred Stock. In addition, the Partnership's commitment to further fund research and development expenses under its contract with PharmaGenics was reduced by $1,000,000.

     At December 31, 1995, the Partnership held an exercisable warrant to purchase 500,000 common shares of Athena Neurosciences, Inc. ("Athena") in which the market value of the common shares of $12.25 per share exceeded the exercise price of $8.20 per share. Accordingly, for the year ended December 31, 1995, the Partnership recorded this warrant at its intrinsic value of $2,025,000 and recognized unrealized appreciation of this amount. As a result of a merger between Athena and Elan Corporation, plc ("Elan"), the Partnership's warrant to purchase Athena shares was converted into a warrant to purchase 295,600 Elan shares. In 1996, the Partnership exercised its Elan warrant at an aggregate exercise price of $4,099,972 ($13.87 per share) and subsequently sold the shares for proceeds of $8,320,588 (average price per share of $28.15). The Partnership recognized a gain of $2,195,616 upon the sale for the year ended December 31, 1996.

     For the year ended December 31, 1995, the Partnership recorded its exercisable warrant to purchase 23,839 shares of Alkermes, Inc. ("Alkermes") at its intrinsic value of $70,038 and recognized unrealized appreciation of this amount. In June 1996, the Partnership exercised this warrant at an aggregate price of $119,195 ($5.00 per share) and sold the shares for proceeds, net of commissions, of $312,080. The Partnership recognized a gain upon the sale of $122,847 for the year ended December 31, 1996.


4.    RELATED PARTY TRANSACTIONS

     The General Partner received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. In addition, the General Partner received a project fee for formulating and implementing the business strategy of the Partnership, paid at each closing in an amount equal to 2% of the aggregate gross proceeds received by the Partnership at such closing. The Partnership paid the General Partner $1,000,000 at closings in 1991. In connection with the Partnership offering, PaineWebber Incorporated ("PWI"), the sales agent, an affiliate of the General Partner, received selling commissions of $3,966,210. The management fees paid by the Partnership to the General Partner were $569,334, $857,658 and $1,040,047 for the years ended December 31, 1996, 1995 and 1994, respectively. Commencing in July 1995 the General Partner eliminated the management fee charged with respect to certain Projects. As of January 1, 1997, the General Partner has elected to discontinue the management fee charged to the Partnership.

     The Partnership's portfolio of marketable securities was managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. The Partnership paid MHII a fee with respect to such money management services which has been included in general and administrative expenses in the accompanying Statements of Operations. The fees for the years ended December 31, 1996, 1995 and 1994 were $3,088, $10,145 and $41,896, respectively.

     PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS



5.   PRODUCT DEVELOPMENT PROJECTS

     The Partnership entered into three product development contracts and four product development limited partnerships which were fully funded as of December 31, 1995. These seven Projects consist of the following: The Partnership provided  $6.0 million to Alkermes  Clinical  Partners,  L.P.,  a $46.0  million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. The Partnership provided $4.0 million to Athena for a Project to fund the further development of Diastat(R) which is a gel-like solution of diazepam indicated for the treatment of acute repetitive seizures associated with epilepsy. The Partnership provided $1.5 million to Cadre Technologies, Inc. ("Cadre") for a Project which funded the development of software development tools for database applications. The Partnership provided $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of MyotrophinO for use in the treatment of amyotrophic lateral sclerosis and certain peripheral neuropathies. The Partnership provided $4.0 million to Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESAO System, a product designed to enhance the diagnosis of heart disease. The Partnership provided $5.0 million to PharmaGenics for a Project using PharmaGenics' screening technology to discover novel oligonucleotide therapeutics. The Partnership provided $6.0 million to Repligen Clinical Partners, L.P. ("RCP"), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of recombinant platelet factor-4 for use in certain cancer applications and to reverse the effects of the anticoagulant heparin.

     On April 18, 1996, Repligen Corporation ("Repligen") terminated its arrangements with RCP regarding the development and marketing of RCP's recombinant platelet factor-4 ("rPF4") program. Repligen and RCP have agreed that the rights to the rPF4 technologies will remain with RCP. The general partner of RCP is seeking third parties who may be willing to either purchase or license the rPF4 technologies so that residual proceeds or royalties, if any, may be distributed to the partners of RCP (including the Partnership). However, there can be no assurance that anyone will purchase or license the rPF4 technologies or that there will be any residual proceeds or royalties available for distribution.

     On May 31, 1996, the Partnership sold, transferred and assigned its rights, title and interest in the callable warrant to purchase 500,000 shares of Athena as well as its various product program agreements with Athena for the development of Diastat(R) for a purchase price of $6,000,000 and recognized a gain of this amount from the sale of this product development project for the year ended December 31, 1996.

     If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At December 31, 1996, the Partnership owned the following warrants:

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS




(NOTE 5 CONTINUED)

                                 NUMBER OF         EXERCISE                           12/31/96
                              SHARES THAT CAN       PRICE           EXERCISE        MARKET PRICE
                               BE PURCHASED       PER SHARE          PERIOD          PER SHARE*
                               ------------       ---------          ------          ----------
Cayenne Software Inc. (A)          35,512          $ 25.91       Current to 7/98       $3.813

Repligen Corporation (B)          133,000          $  2.50       Current to 3/01       $1.188
                                  252,700          $  3.50       Current to 3/01

PharmaGenics, Inc.              1,000,000          $  2.15       Current to 6/01         (C)
-----------------------------------------------------------------------------------------------

* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to December 31, 1996, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.


     (A) On July 19, 1996, Cadre merged with Bachman Information Systems to form Cayenne Software Inc. ("Cayenne"). As a result of the merger, the Partnership's warrant to purchase 115,000 shares of Cadre at an exercise price of $8.00 per share converted into a warrant to purchase Cayenne shares.


     (B) During the first quarter of 1995, the Partnership was notified of a modification offer (the "Modification") by Repligen Corporation
         ("Repligen") to modify the Exchange Warrants. The principal terms of the Modification were (i) the exercise price was reduced from $9.00 per share to $2.50 per share for 133,000 shares and $3.50 per share for 252,700 shares but will increase to $8.00 per share 90 days after Repligen notifies the Warrant holders that the NASDAQ National Market closing price of Repligen's common stock is equal to or exceeds $12.00 per share for any 20 out of 30 consecutive trading days and (ii) the exercise period under the Exchange Warrants will terminate on March 31, 2001 instead of March 31, 2000. In connection with the foregoing, the initial royalty rate on future product revenues due to the Partnership from Repligen will not change under the Modification and will remain at 9%.

     (C) At December 31, 1996, the common shares of PharmaGenics were not publicly traded.


     In addition, the Partnership owns a warrant (with a carrying value of zero) to purchase 666,667 shares of PharmaGenics at an exercise price of $2.15. If PharmaGenics elects to exercise the purchase option agreement, the warrant will be redeemed at zero value.

     On October 23, 1995, the Partnership distributed to its Partners a warrant to purchase 202,261 shares of Alkermes common stock. The intrinsic value of the warrant on the date of distribution was $303,392 ($1.50 per share) and, accordingly, the Partnership recognized a gain of this amount. In November 1995, the Partnership exercised its warrant to purchase 113,330 shares of Cephalon, Inc. ("Cephalon") common stock at an aggregate exercise price of $1,536,128. The shares were subsequently sold by the Partnership for total proceeds, net of commissions, of $3,100,947 (average price per share of $27.362). Accordingly, the Partnership recognized a gain of $1,564,819 for the year ended December 31, 1995. Of the 113,300 warrants exercised, 6,930 warrants represented the fractional portion allocable to the Limited Partners that was not distributed in 1994. The gain

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS



(NOTE 5 CONTINUED)

attributable to the exercise of these warrants and the sale of the shares in the amount of $113,856 has been allocated solely to the Limited Partners in the accompanying Statements of Changes in Partners' Capital.

     In January 1994, the Partnership distributed to its Partners a warrant to purchase 505,120 shares of Cephalon common stock. The intrinsic value of the warrant to purchase Cephalon common stock on the date of distribution was $3,121,642 ($6.18 per share) and, accordingly, the Partnership recognized a gain of this amount.

6.    INCOME TAXES

     The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

EXHIBIT A
ADVISORY BOARD BIOGRAPHIES



ADMIRAL BOBBY R. INMAN U.S. NAVY (RET.)
Chairman, Executive Committee of Science Applications International Corporation; former Chairman and Chief Executive Officer, Westmark Systems, Inc.; former Chairman, President and Chief Executive Officer, Microelectronics & Computer Technology Corporation; Director, Fluor Corporation, Science Applications International Corporation, Southwestern Bell Corporation, Temple-Inland and Xerox Corporation.

ALFRED J. COYLE
Advisory Director, PaineWebber Incorporated; former Director, American DualVest Fund, Cubic Corp., Leaseway Transportation Corp., Oilfield Services Corp. of America and Radiation Dynamics.

RICHARD HODGSON
Co-founder and Director, Intel Corporation; Director, I-Stat Corp., Ibis Technology Inc., McCowan Associates and several private technology companies.

EUGENE KLEINER
Founding partner, Kleiner, Perkins, Caufield & Byers; Co-founder, Fairchild Semiconductor Corporation; Director, Andros Corporation, Resound, Inc. and several private technology companies; Trustee, Polytechnic University in New York.

ANTONIE T. KNOPPERS, M.D.
Former President, Chief Operating Officer and Vice Chairman, Merck & Co.; Director, Centocor, Inc; former Chairman, U.S. Council of the International Chamber of Commerce.

DR. GEORGE KOZMETSKY, D.C.S.
Executive Associate for Economic Affairs, The University of Texas System; IC Senior Research Fellow; Chairman, IC Advisory Board.

JOSHUA LEDERBERG, PH.D.
Nobel  Laureate;   university   professor  and  former  President,   Rockefeller
University; Director, Chemical Industry Institute for Toxicology, Dreyfus Foundation and Council for Foreign Relations.

EXHIBIT B

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------

LETTER TO LIMITED PARTNERS

To Our Limited Partners:

Two sponsor companies in PaineWebber R&D Partners III, L.P. (the "Partnership" or "R&D Partners III") made significant announcements during the year. First, Elan Corporation plc ("Elan") purchased R&D Partners III's rights to Athena Neurosciences, Inc.'s ("Athena") Diastat development program. Also, Bachman Information Systems, Inc. completed its acquisition of Cadre Technologies, Inc. ("Cadre") in July. The combined companies have been renamed Cayenne Software, Inc. ("Cayenne"). In addition, R&D Partners III made cash distributions totaling $4,930 per $10,000 investment in the partnership during the year.

In June 1996, Elan purchased the exclusive U.S. market license for Athena's Diastat product for $6.0 million from R&D Partners III. Also in June, Elan and Athena jointly announced that the stockholders of each company approved the merger of Elan and Athena. Under the merger agreement, Athena became a wholly-owned subsidiary of Elan, and Athena stockholders received 0.2956 Elan American Depository Shares ("ADSs") for each common share of Athena that they owned upon completion of the merger. Diastat is a viscous formulation of diazepam which was tested for its use in the treatment of a severe epilepsy condition afflicting children and young adults known as acute repetitive seizures. Athena warrants held by R&D Partners III were converted into Elan warrants under the merger agreement with an exercise price of $13.87. The warrants were exercised and cash was distributed to investors in the amount of $835.70 per $10,000 investment in R&D III.

R&D III distributed $16.7 million on December 13, 1996; the cash distribution to investors was in the amount of $3,300 per $10,000 investment. The major portion of the distribution ($6.8 million) resulted from the sale of 357,233 shares of GelTex Pharmaceuticals, Inc., at approximately $19.80 per share. R&D Partners III sold 650,000 ordinary shares of Biocompatibles International plc ("Biocompatibles") resulting in distributed proceeds of $5.2 million. R&D III purchased $3.5 million of Biocompatibles convertible preferred stock at a price of $1.00 per share in a private placement in 1993. R&D III retains 2.1 million shares of Biocompatibles ordinary shares which are subject to certain sale restrictions until April 1997. The balance of the distribution resulted from the exercise of 295,600 Elan warrants and sale of the common shares generating proceeds of $4.2 million and from the exercise of 23,839 Alkermes, Inc. warrants and sale of the common shares resulting in proceeds of $312,080 with these proceeds being distributed to investors as part of this December 13 distribution. On December 27, 1996 R&D III made a second cash distribution from the sale of the Biocompatibles rights of approximately $270 per $10,000 investment.

R&D III was formed in 1991 and invested in a portfolio of six product development programs as well as four equity investments in private placements. The objective of each product development program is to obtain attractive returns for investors by accelerating the development and commercialization of new products. In addition to cash distributions derived from revenues of product sales in each program, investors may benefit by the growth of the companies through the issuance of warrants to purchase the companies' common stock. In each

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


program, the management team of PaineWebber Development Corporation works closely with the sponsor companies to monitor the progress of each product development program.

In addition to the six product development programs, R&D III has made four equity investments in privately-held companies. R&D III invested $3.5 million in Biocompatibles International plc, a U.K.-based, development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. Biocompatibles completed a $27.5 million initial public offering in April 1995 of ordinary shares on the London Stock Exchange. Simultaneous with the offering , R&D's convertible preferred shares were converted into ordinary shares and these shares then split ten-for-one. R&D III invested $3.5 million in GenPharm International, Inc., ("GenPharm"), a privately-held biotechnology company pursuing the development of transgenic animals for human medical applications. In 1995, GenPharm completed a restructuring, which was percipitated by Cell Genesys, Inc.'s patent lawsuit against it, by spinning off its European subsidiary, Pharming BV. The pending lawsuit against GenPharm has been recently dropped by Cell Genesys. R&D III currently owns 14,395 shares of Pharming BV Class A common stock. R&D III also invested $1.0 million in GelTex Pharmaceuticals, Inc., a biopharmaceutical company formed to develop and commercialize luminal therapies, which are based on the use of non-absorbable, therapeutic polymers to selectively eliminate substances from the gastrointestinal tract before they are absorbed. GelTex completed its initial public offering in November 1995 at a price of $10.00 per share. In addition, R&D III made a $1.0 million equity investment in 1995 and received 480,242 shares of PharmaGenics, Inc. ("PGI") Series C Convertible Preferred Stock. PGI is a drug discovery company in which R&D III has committed $5.0 million to a product development program with the company (see Product Portfolio Status for update).

In addition to potential returns from product development programs and equity investments, investors have received warrants from R&D III, allowing investors to purchase the common stock of certain sponsor companies at predetermined prices. To date, R&D III has made three distributions of warrants. In October 1995, investors received a warrant to purchase 40 shares of Alkermes, Inc. ("Alkermes") common stock per $10,000 investment in R&D III. The Alkermes warrant is exercisable at a price of $5.00 per share through March 31, 2000. In January 1994, investors received a warrant to purchase 100 shares of Cephalon common stock per $10,000 investment in R&D III. The Cephalon warrant is exercisable at a price of $11.32 per share through August 31, 1997 and at a price of $13.82 per share from September 1, 1997 through August 31, 1999. In August 1993, investors received a warrant to purchase 60 shares of Gensia common stock per $10,000 investment in R&D III. The Gensia warrant is exercisable at a price of $19.47 per share from August 1, 1996 through July 1998. In 1996, the total value of the distributed warrants from R&D III ranged from $0 to $4,694 per $10,000 investment. The value of the distributed warrants based on the respective dates of distribution is $980 per $10,000 investment in R&D III.

Thank you for your continued interest in R&D III.


Sincerely,

Robin Stanley
Vice President
PaineWebber Development Corporation

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


PRODUCT PORTFOLIO STATUS

ALKERMES, INC.

COMPANY
Alkermes, Inc. ("Alkermes") is developing innovative products based on sophisticated drug delivery techniques for the treatment of central nervous system disorders and for enhancing the effectiveness of existing biopharmaceutical products. Alkermes lead products are ProLease(R), Medisorb(R) and RMP-7(TM) which focus on two drug delivery opportunities: (i) controlled, sustained release of injectable drugs lasting several days to several weeks; and
(ii) the delivery of drugs into the brain past the blood-brain barrier.

In December 1996, Alkermes announced the results of the two European Phase II RMP-7 clinical trials designed to test the safety and efficacy of intravenous RMP-7 and the chemotherapeutic agent carboplatin for treatment of patients with recurrent, malignant brain tumors. The results showed that the drug combination was well tolerated and provided positive responses as measured by patients' neurological impairment, performance status and tumor volume.

Alkermes announced a new collaboration with R.W. Johnson Pharmaceutical Research Institute ("PRI") a division of Johnson & Johnson for ProLease. Their objective is to apply ProLease to a proprietary PRI compound being utilized for the treatment of hormone disorders, enabling a single injection to last for several weeks. In addition to the collaboration with PRI, Alkermes expanded their current collaboration with Genentech Inc. for human growth hormone ("hGH"). Results from the Phase I clinical trial show that a single injection of ProLease elevated hormone levels for as long as three to four weeks.

PROGRAM
R&D III committed $6.0 million to a $46.0 million limited partnership formed to complete the development and human clinical trials of receptor mediated permeabilizers ("RMPs"). In clinical studies completed to date, RMP-7 has been shown to be safe when administered to volunteers and patients, and to increase temporarily the permeability of the blood-brain barrier. Alkermes is currently conducting Phase II clinical trials in the U.S. of RMP-7 delivered in combination with carboplatin for the treatment of glioma, a type of primary brain tumor. The Phase II studies are designed to test the efficacy of the combination of RMP-7 and carboplatin in treating brain tumor. U.S. Phase II trials are expected to be completed in the first half of 1997.

WARRANT
R&D III distributed the Alkermes warrant in August 1995. Investors received a warrant to purchase 40 shares of Alkermes common stock per $10,000 investment in R&D III with an exercise price of $5.00 per share through March 31, 2000. Based on the closing price of $6.50 per share on the date of distribution, a warrant to purchase 40 shares of Alkermes common stock had a value of approximately $60 per $10,000 unit. The available gain from the distributed Alkermes warrant has ranged from $30 to $820 per $10,000 investment in R&D III.


ATHENA NEUROSCIENCES, INC.

COMPANY
Athena Neurosciences, Inc. ("Athena") and Elan Corporation plc ("Elan") announced in June 1996, that the stockholders of each company approved the merger of Elan and Athena. Under the merger agreement, Athena became a wholly-owned subsidiary of Elan. Under the terms of the

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


agreement, Athena stockholders received 0.2956 Elan American Depository Shares or ADSs for each common share of Athena they owned upon completion of the merger. Elan subsequently effected a 2-for-1 stock split on August 23, 1996.

In June 1996, Elan purchased R&D III's rights in the Diastat development program for $6 million. A cash distribution was made to R&D III investors for $1,180 per $10,000 investment from the Diastat program acquisition. Elan announced in December 1996, that they received an approved letter from the FDA for Diastat, (diazepam solution for rectal administration) the anti-convulsant, to commence marketing the product in the U.S.
market.

PROGRAM
R&D III committed $4.0 million to a product development program with Athena to fund the further development of Diastat. Diastat is a treatment for young adults and children with epilepsy who suffer from acute repetitive seizures. The panel found the data submitted by Athena in the December 1995 NDA helped support the FDA approval. Diastat will offer the convenience of at-home administration to help control increased seizure activity, thereby enabling patients and families to avoid visits to the emergency room and the economic and emotional costs related to those visits. Diastat is a new proprietary gel formulation of diazepam and is now available for those who require intermittent use of diazepam to control bouts of increased seizure activity.

WARRANT
The R&D III callable warrant to purchase an additional 500,000 shares was canceled upon exercise of the program purchase option by Elan on behalf of Athena in June 1996. R&D III exercised the converted Elan warrants and simultaneously sold the common stock resulting in a cash distribution in December 1996 of $835.70 per $10,000 investment in R&D III. This will be the last Product Portfolio Status report on Athena, since the consummation of the merger and the complete exercise of the converted Elan warrants resulting in the final cash payment to R&D III investors in this program.

CAYENNE SOFTWARE, INC.

COMPANY
Cayenne Software, Inc. ("Cayenne") is a publicly traded company, NNM: CAYN, which supplies modeling, database design and development solutions for commercial and technical application and database development. The new company Cayenne Software, Inc. resulted from the July 1996 merger between the privately held company Cadre Technologies Inc.("Cadre") and Bachman Information Systems, Inc. ("Bachman").

PROGRAM
R&D III committed $1.5 million to Cadre's product development program which funded the generation of software development tools for database applications. R&D III does not expect any returns from this program.

WARRANT
In July 1996, Cadre warrants were converted into Cayenne warrants with the Partnership owning a warrant to purchase 35,512 Cayenne common shares at a price of $25.91 per share. Warrants from this transaction have not been distributed to investors. The stock price of Cayenne closed on December 31, 1996 at a price of $3.81.

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


CEPHALON, INC.

COMPANY
Cephalon, Inc. ("Cephalon") discovers and develops pharmaceutical products for the treatment of neurological disorders. The company focuses primarily on neurodegenerative diseases, which are characterized by the death of neurons, the specialized conducting cells of the nervous system. Cephalon's product development programs are directed toward promoting neuronal survival using neurotrophic factors and various classes of small molecules.

Cephalon received significant news specifically in the development of Myotrophin(TM). Myotrophin is a recombinant form of insulin-like growth factor, a naturally occurring neurotrophic factor which is believed to participate in the nervous system's normal attempt to recover from injury. The FDA granted treament IND status for Myotrophin in June 1996. The panel based its decision on the positive data from the U.S. clinical trial. The treatment IND program makes investigational drugs available where no comparable or satisfactory therapies exist. Cephalon and U.S. partner Chiron Corporation said that all U.S. patients diagnosed with ALS are eligible to register for the Myotrophin treatment IND expanded access program. Recently, the two companies submitted an NDA to the FDA for clearance to market the drug in the United States. The agency has indicated that it will give the NDA an expedited review.

PROGRAM
R&D III committed $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development and human clinical trials of Myotrophin for use in the treatment of ALS and certain peripheral neuropathies. In clinical studies conducted to date, Myotrophin has demonstrated the ability to promote the survival of neurons and to enhance the regeneration of peripheral nerves, suggesting its potential use as a therapeutic agent for ALS and certain peripheral neuropathies. ALS is a fatal disorder of the nervous system characterized by the chronic, progressive degeneration of motor neurons. Peripheral neuropathy refers to a family of disorders of the peripheral nervous system characterized by a degeneration of peripheral motor and sensory nerves.

In October 1996, Cephalon announced they exercised their option to expand their license to include non-neurological and neurological applications with Sibia Neuroscience Inc. The license previously covered certain proprietary technologies related to the development and production of recombinant insulin-like growth factors, which Cephalon uses in the production of IGF-1 or Myotrophin, for neurological applications.

WARRANT
R&D III distributed the Cephalon warrant in January 1994. Investors received a warrant to purchase 100 shares of Cephalon common stock per $10,000 investment in R&D III with an exercise price of $11.32 per share through August 1997 and $13.82 per share from September 1997 through August 1999. Based on the closing price of $17.50 per share on the date of distribution and the initial exercise price of $11.32 per share, a warrant to purchase 100 shares of Cephalon common stock had a value of approximately $618 per $10,000 unit. The available gain from the distributed Cephalon warrant has ranged from $0 to $3,018 per $10,000 investment in R&D III.

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


GENSIA, INC.

COMPANY
Gensia, Inc. ("Gensia") focuses on the development, manufacture and marketing of health care products for the acute care and alternate site markets. Gensia also conducts preclinical research and development on pharmaceutical products for the treatment of cardiovascular, neurological and inflammatory diseases as well as diabetes. Gensia Laboratories, Ltd., a subsidiary of Gensia, develops, manufactures and markets multisource (generic) injectable drugs. Gensia currently markets 25 multisource injectable drugs and has 13 ANDAs under review at the FDA.

In November 1996, Gensia entered into a definitive agreement to acquire three pharmaceutical companies from Rakepoll Finance N.V. in exchange for common shares. Gensia will issue new shares of Gensia common stock to acquire the three pharmaceutical companies: Sicor S.p.A. of Milan, Italy; Sintesis Lerma S.A. de C.V.; and Lemery S.A. de C.V., both of Mexico. The new company will be called Gensia Sicor Inc. and will be headquartered in San Diego. Gensia intends to reorganize its research and development programs as a new public company called Metabasis Therapeutics, subject to certain consents and availability of financing. Gensia is planning to transfer all medical device assets, including the GenESA(R) System, into a subsidiary to be called Gensia Automedics Inc. The transaction was recently approved by a shareholder vote at a special meeting of stockholders on February 26, 1997.

PROGRAM
R&D III committed $4.0 million to a $26.3 million limited partnership formed to complete the development and human clinical trials of the GenESA System, a product designed to enhance the diagnosis of cardiovascular disease. The GenESA System combines a drug, arbutamine, and a computer-controlled drug administration system designed to pharmacologically stress the heart. It is expected that this system will aid in the diagnosis of patients who are suspected of having cardiovascular disease but who are unable to undergo a traditional exercise stress test due to an inability to exercise adequately. Arbutamine is a drug developed to stimulate the heart pharmacologically and thereby elicit certain cardiovascular responses caused by exercise.

In November 1996, Gensia filed an amendment to its new drug application, or NDA, in the U.S. for the GenESA System. Gensia believes the additional clinical data in the NDA amendment is supportive of the approval of the GenESA System. Gensia has received approval of the GenESA System from the European Committee for Proprietary Medicinal Products and from nine member countries of the European community. Gensia Europe has commenced selling the GenESA System in the United Kingdom and Germany. Gensia continues to believe that the GenESA System provides significant clinical benefit when used in the diagnosis of coronary artery disease in patients unable to exercise adequately. Gensia hopes to receive U.S. approval of the GenESA System during 1997.

WARRANT
R&D III distributed the Gensia warrant in August 1993. Investors received a warrant to purchase 60 shares of Gensia common stock per $10,000 investment in R&D III with an exercise price of $17.47 per share, which expired July 1996 and $19.47 per share from August 1996 through July 1998. Based on the closing price of $22.50 on the date of distribution and the initial exercise price of $17.47 per share, a warrant to purchase 60 shares of Gensia common stock had a value of approximately $302 per $10,000 unit. The available gain from the distributed Gensia warrant has ranged from $0 to $857 per $10,000 investment in R&D III.

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


PHARMAGENICS, INC.

COMPANY
PharmaGenics, Inc. ("PGI") recently announced that Genzyme Corporation ("Genzyme") has signed a definitive agreement to acquire PGI in exchange for shares, subject to adjustment, of a new Genzyme tracking stock. PGI's programs and technologies will be combined with several oncology projects within Genzyme's General Division to form Genzyme Molecular Oncology, a new division of the corporation. This new unit will develop and commercialize molecular approaches to cancer diagnosis and therapy by integrating four key technologies: genomics, gene therapy, genetic diagnostics, and a small-molecule combinatorial chemistry drug discovery program.

PGI, established in 1990, has benefited from leading-edge cancer research being conducted by its collaborators Drs. Bert Vogelstein and Kenneth Kinzler of The Johns Hopkins University School of Medicine. PGI has also built a portfolio of rights to specific cancer-related genes and has generated proprietary screens to identify small-molecule drug discovery targets. Genzyme Molecular Oncology will combine the strengths of these four key technologies which will include PGI's proprietary SAGE (serial analysis of gene expression) a powerful high-throughput, high-efficiency method of simultaneously measuring levels of gene expression.

The unit begins operations with extensive academic and medical collaborations with groups such as the National Cancer Institute, the Imperial Cancer Research Fund, The Johns Hopkins University, Dana Farber Cancer Center and Memorial Sloan Kettering Cancer Institute.

PROGRAM
R&D III committed $5.0 million to a product development program with PGI utilizing PGI's combinatorial chemistry technology to discover novel therapeutics selected from combinatorial chemistry libraries for up to four targets. In addition, R&D III made a $1.0 million equity investment in 1995 and received 480,242 shares of PharmaGenics Series C Convertible Preferred Stock.

WARRANTS
R&D III holds a Core Warrant to purchase 1,000,000 shares of PGI common stock exercisable from July 1, 1996 to June 30, 2001 (if PGI does not complete an initial public offering of its common stock by July 1, 1996) and a Callable Warrant to purchase 666,667 shares of PGI common stock that is exercisable under certain conditions in connection with PharmaGenics' purchase option and an initial public offering. The exercise price of the Core and Callable Warrants is $2.15 per share.

REPLIGEN CORPORATION

COMPANY
Prior to restructuring in March 1996, Repligen Corporation ("Repligen") has developed pharmaceutical products primarily in the areas of cancer, inflammatory disease and cardiovascular conditions. In April 1996, Repligen communicated to investors in the Repligen Clinical Partners, L.P. ("RCP") that the company had terminated the research funding program with recombinant Platelet Factor-4 ("rPF4"), the product being developed with funding from RCP, the partnership in which R&D III had participated. Repligen stated in a letter to shareholders in April 1996, that rPF4 had been evaluated in several clinical trials and showed an excellent safety profile and potentially useful clinical activity.

PAINEWEBBER R&D PARTNERS III, L.P.                            ANNUAL REPORT 1996
--------------------------------------------------------------------------------


PROGRAM
R&D III committed $6.0 million to Repligen Clinical Partners, L.P. ("RCP"), a $45.0 million limited partnership formed to fund the further clinical development of rPF4. rPF4 is being developed to reverse the effects of heparin, a drug commonly used in patients undergoing heart surgery and in other situations to prevent the formation of blood clots. rPF4 may also retard the growth of solid tumors by inhibiting the formation of new blood vessels necessary for tumors to grow.

Since the RCP funds have been depleted and Repligen was not successful in attempts to raise additional funds for the rPF4 program, Repligen has returned rights to rPF4 to RCP in exchange for the termination of the research program. The Board of Directors of the general partner of RCP are exploring various alternatives to maximize the value of the rPF4 technology to limited partners.

WARRANTS
R&D III holds a warrant to purchase 385,700 shares of Repligen common stock. 133,000 shares are exercisable at $2.50 per share and 252,700 are exercisable at $3.50 per share. The warrant is exercisable from April 1, 1995 through March 31, 2001.

EXHIBIT C              PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                   POLICY REGARDING REQUESTS FOR PARTNER LISTS
                   -------------------------------------------


      In accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"), and without limiting its rights under the Partnership Agreement or the Act, as each may be amended from time to time, the General Partner of the Partnership has established standards applicable to requests for lists of Limited Partners. These standards have been established in order to assure (1) that the lists are not used for an improper or inappropriate purpose or in any way that might be detrimental to the Partnership or the Limited Partners; (2) that the Limited Partners have sufficient information and opportunity to decide how they should react in response to any solicitation or other communication addressed to them; and (3) that the Partnership and the Limited Partners do not face an increased risk of adverse tax consequences as a direct or indirect result of any such solicitation or communication.

      The General Partner requires any request to be made in writing by a record holder of limited partner interests with standing to request the list, to comply strictly with all applicable requirements of law and the Partnership Agreement, to state the purpose for which the request is made with sufficient specificity to enable the General Partner to make the determinations specified above, and to include an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to hold the list in strict confidence, and not to give any information derived from the list to any third party for any purpose whatsoever, (2) to reimburse the Partnership for costs incurred in connection with the request and for a list, including confirming compliance with the undertakings required hereby and (3) to submit to the jurisdiction of the courts of the State of Delaware in any dispute arising in connection with such request and to appoint and maintain RL&F Service Corp., One Rodney Square, Tenth Floor, Wilmington, New Castle County, Delaware 19801 (whose reasonable fees and expenses will be paid by the Partnership) as such person's or entity's agent in the State of Delaware for acceptance of legal process in connection therewith. In addition, in the case of requests made for the purpose of soliciting tenders of the Limited Partners' interests or units in the Partnership or soliciting proxies or consents from Limited Partners or facilitating, assisting or supporting any such solicitation, the General Partner will, if and to the extent required by applicable law and the Partnership Agreement, make lists available or agree to disseminate such solicitations on behalf of requesting Limited Partners only upon receipt of an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to conduct the solicitation in accordance with the requirements of the Securities and Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder, including full disclosure of all material facts and, in the case of any tender offer, rights of proration and withdrawal rights, irrespective of the number of interests or units sought, and
(2) to refrain from acquiring interests or units of any number if the General Partners, based upon advice from counsel, conclude that such acquisition would increase the risk of adverse tax consequences to the Partnership or the Partners.

      The General Partner shall endeavor to inform the requesting party within 30 days of receipt of the requisite undertakings whether they consider that the proposed use of the list is improper or inappropriate or would increase the risk of such adverse tax consequences, and may request such further assurances as may be necessary in order to enable them to make any of the determinations specified above.