Form 10-Q
period 1997-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 1997-05-15
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                    FORM 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                               ------------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ---      ---

                               ------------------

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                                    FORM 10-Q
                                 MARCH 31, 1997

                                Table of Contents

PART I.      FINANCIAL INFORMATION                                        Page

Item 1.      Financial Statements

             Statements of Financial Condition (unaudited) at
             March 31, 1997 and December 31, 1996                            2

             Statements of Operations
             (unaudited) for the three months ended
             March 31, 1997 and 1996                                         3

             Statement of Changes in Partners' Capital
             (unaudited) for the three months ended
             March 31, 1997                                                  3

             Statements of Cash Flows
             (unaudited) for the three months
             ended March 31, 1997 and 1996                                   4

             Notes to Financial Statements
             (unaudited)                                                  5-12

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            13

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                              14

Item 5.      Other Information                                              14

Item 6.      Exhibits and Reports on Form 8-K                               14

             Signatures                                                     15

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                March 31,      December 31,
                                                     1997              1996
                                              -----------      ------------
Assets:

   Marketable securities, at market value     $   757,950       $   911,375

   Investments, at fair value                  42,100,154        31,423,754

   Advances to product development projects       297,974           297,974
                                               ----------        ----------
Total assets                                  $43,156,078       $32,633,103
                                               ==========        ==========

Liabilities and partners' capital:

   Other liability                            $        --       $    87,267

   Payable to PaineWebber Development Corp.         3,613             3,613

   Accrued liabilities                             63,588            99,420
                                               ----------        ----------
                                                   67,201           190,300

   Partners' capital                           43,088,877        32,442,803
                                               ----------        ----------
Total liabilities and partners' capital       $43,156,078       $32,633,103
                                               ==========        ==========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,                        1997          1996
------------------------------------                 -----------   -----------
Revenues:
   Interest income                                   $    11,651   $    20,720
   Income from product development project                    --        19,500
   Unrealized appreciation  of investments
     and marketable securities                        10,676,400     6,319,743
                                                     -----------   -----------
                                                      10,688,051     6,359,963
                                                     -----------   -----------

Expenses:
   Expenditures under product development projects            --       302,164
   Management fee                                             --       177,639
   General and administrative costs                       41,977        41,320
   Amortization of organization costs                         --         6,286
                                                     -----------   -----------
                                                          41,977       527,409
                                                     -----------   -----------

Net income                                           $10,646,074   $ 5,832,554
                                                     ===========   ===========

Net income per partnership unit:
   Limited partners (based on 50,000 units)          $    210.79   $    115.48
   General partner                                   $106,460.74   $ 58,325.54


--------------------------------------------------------------------------------
See notes to financial statements.


Statement of Changes in Partners' Capital
(unaudited)
                                                Limited        General
For the three months ended March 31, 1997       Partners       Partner         Total
-----------------------------------------     ------------    ---------    ------------


Balance at January 1, 1997                    $ 32,116,840    $ 325,963    $ 32,442,803

Net income                                      10,539,613      106,461      10,646,074

                                               ===========     =========    ===========
Balance at March 31, 1997                     $ 42,656,453    $ 432,424    $ 43,088,877
                                               ===========     =========    ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,                       1997            1996
------------------------------------               ------------    ------------

Cash flows from operating activities:
Net income                                         $ 10,646,074    $  5,832,554
Adjustments to reconcile net income to
  cash provided by operating activities:
Unrealized appreciation of investments and
   marketable securities                            (10,676,400)     (6,319,743)
Amortization of organization costs                           --           6,286

Decrease (increase) in operating assets:
  Marketable securities                                 153,425         179,492
  Interest receivable                                        --          25,770
  Advances to product development projects                   --         302,164
  Other assets                                               --         (19,500)

(Decrease) increase in operating liabilities:
  Other liability                                       (87,267)             --
  Payable to PaineWebber Development Corporation             --             500
  Accrued liabilities                                   (35,832)         (4,893)

                                                   ------------    ------------
Cash provided by  operating activities                       --           2,630
                                                   ------------    ------------

Increase in cash                                             --           2,630

Cash at beginning of period                                  --          56,903
                                                   ------------    ------------

Cash at end of period                              $         --    $     59,533
                                                   ============    ============

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1997 and 1996.
--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended March 31, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber
R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                              Limited      General
                                                                              Partners     Partner
                                                                              --------     -------

     I.  Until the value of the aggregate distributions for each limited partnership Unit ("Unit") equals $1,000 plus simple interest on such
         amount accrued at 5% per annum ("Contribution Payout") .............    99%           1%


    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout") .........    80%          20%


   III.  After Final Payout .................................................    75%          25%

      For the three months ended March 31, 1997, the Partnership made no cash or security distributions. At March 31, 1997, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $593 and $98 per Unit, respectively.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions include the carrying value of non-marketable securities. Actual results could differ from those estimates.

      In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), the Partnership accounts for its investments in restricted common stock (where the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs. Investments in restricted common stock, whereby the restriction period exceeds one year, are accounted for at the lower of cost or fair value.

      Marketable securities consist of a money market fund that is valued at market value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

      The Partnership's investments in convertible preferred stock are not publicly traded and, therefore, are subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities are valued at cost, except when a decrease is required based on the General Partner's evaluations of the project technology or Sponsor Company. These evaluations are made based on currently available information and may not necessarily represent the amount, if any, which may ultimately be realized. The future value of these securities, if any, is dependent upon circumstances which cannot reasonably be determined until the position is actually liquidated.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.     INVESTMENTS

      The Partnership's investments in convertible preferred stock are not publicly traded securities and are subject to fluctuations in value dependent upon the Sponsor Companies' underlying value. The Partnership records these non-public investments at the lower of cost or fair value. Fair value is determined by the General Partner, in good faith, based on all appropriate information available at the time. In accordance with Statement No. 115, the Partnership records investments in restricted common stock (when the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs. The Partnership held the following investments at:

                                         March 31, 1997             December 31, 1996
                                   -------------------------   --------------------------
                                   Carrying Value     Cost      Carrying Value     Cost
                                   -------------- -----------   -------------- ----------
Biocompatibles International plc:
   2,100,000 Restricted             $39,950,154   $ 2,100,000   $29,273,754    $ 2,100,000
   Common Shares - (See Note 7)

GenPharm International, Inc.                  0          --               0           --

  1,000,000 Shares of Series E
   Convertible Preferred Stock

Pharming BV                           1,150,000     3,500,000     1,150,000      3,500,000
   14,395 Shares of Class A Stock

PharmaGenics, Inc.                    1,000,000     1,000,000     1,000,000      1,000,000
  480,242 Shares of Series C
  Convertible Preferred Stock
                                    -----------   -----------   -----------    -----------
                                    $42,100,154   $ 6,600,000   $31,423,754    $ 6,600,000
                                    ===========   ===========   ===========    ===========

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The Partnership has agreed not to sell, assign, transfer or otherwise dispose of its investment of 2,100,000 common shares for a period expiring in April 1997. In accordance with Statement No. 115, the Partnership records its investment in these shares at their market value. At March 31, 1997, the market value of the shares was $39,950,154 ($19.02 per share) as compared to $29,273,754 ($13.94 per share) as of December 31, 1996. Accordingly, the Partnership recognized unrealized appreciation of $10,676,400 for the three months ended March 31, 1997.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 3 CONTINUED)

      PharmaGenics, Inc. ("PharmaGenics") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. In 1995, the Partnership made a loan to PharmaGenics in the amount of $1,000,000 which was subsequently converted into 480,242 shares of Series C Convertible Preferred Stock. In February 1997, Genzyme Corp. ("Genzyme") signed a definitive agreement to acquire PharmaGenics to form Genzyme Molecular Oncology ("GMO") in exchange for a new series of Genzyme common stock. GMO stock will be distributed to PharmaGenics' shareholders (including the Partnership) after the completion of an initial public offering expected to occur during 1997.

       As of March 31, 1996, the Partnership owned 357,233 common shares of GelTex Pharmaceuticals, Inc. ("GelTex") with a market value of $7,680,509, including unrealized appreciation of $3,304,405, for the quarter ended March 31, 1996. In addition, as of that date, the Partnership held currently exercisable warrants to purchase common shares of Athena Neurosciences, Inc. ("Athena") and Alkermes, Inc. ("Alkermes") in which the market values of the shares exceeded the exercise prices of the warrants. The Partnership recorded these warrants at their intrinsic value and, accordingly, recognized unrealized appreciation of $3,215,798 for the three months ended March 31, 1996.

4.    RELATED PARTY TRANSACTIONS

      The General Partner received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. Commencing in July 1995 the General Partner eliminated the management fee charged with respect to certain Projects. As of January 1, 1997, the General Partner has elected to discontinue the management fee charged to the Partnership. The management fees paid by the Partnership to the General Partner were $0 and $177,639 for the three months ended March 31, 1997 and 1996, respectively. Management fees paid to the General Partner since January 1, 1996, were $569,334.

      The Partnership's portfolio of marketable securities was managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. The Partnership paid MHII a fee with respect to such money management services which has been included in general and administrative expenses in the accompanying Statements of Operations. The fees for the three months ended March 31, 1997 and 1996 were $150 and $782, respectively. Management fees paid to MHII since January 1, 1996 were $3,238.

      PWDC and PaineWebber Incorporated, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.    PRODUCT DEVELOPMENT PROJECTS

      The Partnership entered into three product development contracts and four product development limited partnerships which have been fully funded. These seven Projects consist of the following: The Partnership provided $6.0 million to Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. The Partnership provided $4.0 million to Athena for a Project to fund the further development of Diastat(R) which is a gel-like solution of diazepam indicated for the treatment of acute repetitive seizures associated with epilepsy. The Partnership provided $1.5 million to Cadre Technologies, Inc. ("Cadre") for a Project which funded the development of software development tools for database applications. The Partnership provided $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain peripheral neuropathies. The Partnership provided $4.0 million to Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESA(TM) System, a product designed to enhance the diagnosis of heart disease. The Partnership provided $5.0 million to PharmaGenics for a Project using PharmaGenics' screening technology to discover novel oligonucleotide therapeutics. The Partnership provided $6.0 million to Repligen Clinical Partners, L.P. ("RCP"), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of recombinant platelet factor-4 for use in certain cancer applications and to reverse the effects of the anticoagulant heparin.

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

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At March 31, 1997, the Partnership owned the following warrants:

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

                                    Number of       Exercise                     3/31/97
                                 Shares that can     Price      Exercise       Market Price
                                  be Purchased      per Share    Period         Per Share*
                                 ---------------    ---------   --------       ------------

Cayenne Software Inc. (A)             35,512         $ 25.91   Current to 7/98  $  4.250

Repligen Corporation (B)             133,000          $ 2.50   Current to 3/01  $  1.469
                                     252,700          $ 3.50   Current to 3/01

PharmaGenics, Inc. (C)             1,000,000          $ 2.15   Current to 6/01      (D)
                                     666,667          $ 2.15     3/99 to 3/03       (D)
--------------------------------------------------------------------------------------------

       *The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to March 31, 1997, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

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

     (C) Upon the adoption and approval of the Merger Agreement between Genzyme and PharmaGenics, the Partnership's warrants to purchase PharmaGenics' shares will be cancelled.

     (D) At March 31, 1997, the common shares of PharmaGenics were not publicly traded.

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

7.    SUBSEQUENT EVENTS

      Subsequent to March 31, 1997, the Partnership sold 1,085,000 shares of Biocompatibles for net proceeds of $23,571,894 (average price of $21.725 per share). The Partnership will recognize a gain from the sale for the three months and six months ended June 30, 1997, of $2,930,981 and $8,447,121, respectively.

      Effective April 22, 1997, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital increased from $32.4 million at December 31, 1996, to $43.1 million at March 31, 1997, resulting from the recognition of net income of $10.7 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets decreased from $0.9 million at December 31, 1996 to $0.8 million at March 31, 1997, primarily as a result of the payment of general and administrative costs.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to the three months ended March 31, 1996:

      Net income for the three months ended March 31, 1997, was $10.6 million compared to net income of $5.8 million for the three months ended March 31, 1996. The favorable variance of $4.8 million was due to an increase in revenues of $4.3 million and a decrease in expenses of $0.5 million.

      Revenues for the quarters ended March 31, 1997 and 1996, consisting primarily of unrealized appreciation of investments and marketable securities, were $10.7 million and $6.4 million, respectively. As of March 31, 1997, the Partnership recorded unrealized appreciation of $10.7 million on its investment of 2,100,000 shares of Biocompatibles. The market value of the shares increased from $29.3 million ($13.94 per share) at December 31, 1996, to $40.0 million ($19.02 per share) as of March 31, 1997. As of March 31, 1996, the Partnership owned 357,233 shares of GelTex with a market value of $7.7 million ($21.50 per share) as compared to a carrying value of $4.4 million ($12.25 per share) at December 31, 1995. Accordingly, for the three months ended March 31, 1996, the Partnership recognized unrealized appreciation of $3.3 million. In addition, at March 31, 1996, the Partnership held warrants to purchase common shares of Athena and Alkermes whereby the market values of the shares exceed the exercise prices of the warrant. The Partnership recorded these warrants at their intrinsic values and recognized unrealized appreciation of $3.2 million for the quarter ended March 31, 1996.

      Expenses for the three months ended March 31, 1997 and 1996 were $0.05 million and $0.5 million, respectively. The decrease was due primarily to (i) a decrease in management fees of $0.2 million resulting from the General Partner's decision to eliminate the management fee charged to the Partnership effective January 1, 1997, and (ii) a decrease in expenditures under Projects of $0.3 million. For the three months ended March 31, 1996, the Partnership accrued expenditures under Projects of this amount.

                           PART II. OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS.

           IN RE: PAINEWEBBER PARTNERSHIP LITIGATION

                 Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996. In March 1997, the United States District Court for the Southern District of New York (the "District Court") approved a definitive settlement agreement and plan of allocation signed in July 1996 as fair and reasonable. One investor, who had objected to the settlement in the District Court, has appealed to the United States Court of Appeals for the Second Circuit from the District Court's approval of the settlement.

ITEM 5.    OTHER INFORMATION

                Effective April 22, 1997, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a)    EXHIBITS:

                 None

           b)    REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1997.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:  PaineWebber Development Corporation
                       (General Partner)


                  By:   /s/Dhananjay M. Pai
                       ------------------------
                          Dhananjay M. Pai
                          President


                  By:   /s/Anthony M. DiIorio
                       ------------------------
                           Anthony M. DiIorio
                           Principal Financial and Accounting Officer