Form 10-Q
period 1997-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 1997-08-14
CIK 865936

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 1997

                                       or

             [_] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                                 ---------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

                                 ---------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                  June 30, 1997


                                Table of Contents

PART I.  FINANCIAL INFORMATION                                             Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at
         June 30, 1997 and December 31, 1996                                2

         Statements of Operations
         (unaudited) for the three months ended
         June 30, 1997 and 1996                                             3

         Statements of Operations
         (unaudited) for the six months ended
         June 30, 1997 and 1996                                             4

         Statement of Changes in Partners' Capital
         (unaudited) for the six months ended
         June 30, 1997                                                      5

         Statements of Cash Flows
         (unaudited) for the six months ended
         June 30, 1997 and 1996                                             6

         Notes to Financial Statements
         (unaudited)                                                       7-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              15-16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 17

Item 5.  Other Information                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

         Signatures                                                        18

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                          June 30,  December 31,
                                                              1997          1996
--------------------------------------------------------------------------------
Assets:

  Marketable securities, at market value               $ 5,091,140   $   911,375

  Investments, at fair value                            20,765,930    31,423,754

  Advances to product development projects                 283,274       297,974

  Other asset                                                3,989            --
                                                       -----------   -----------
Total assets                                           $26,144,333   $32,633,103
                                                       ===========   ===========
Liabilities and partners' capital:

  Other liability                                      $        --   $    87,267

  Payable to PaineWebber Development Corporation             3,613         3,613

  Accrued liabilities                                       67,428        99,420
                                                       -----------   -----------
                                                            71,041       190,300
                                                       -----------   -----------
  Partners' capital                                     26,073,292    32,442,803
                                                       -----------   -----------
Total liabilities and partners' capital                $26,144,333   $32,633,103
                                                       ===========   ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                           1997          1996
--------------------------------------------------------------------------------
Revenues:
  Interest income                                      $   103,581   $    35,754
  Unrealized appreciation of marketable
   securities and investments                            2,255,391    10,660,836
  Realized gain on sale of product development
   project                                                      --     6,000,000
  Realized gain on sale of investments and
   marketable securities                                 3,396,120       865,798
                                                       -----------   -----------
                                                         5,755,092    17,562,388
                                                       -----------   -----------
Expenses:
  Expenditures under product development projects           14,700       212,723
  Management fee                                                --       177,639
  General and administrative costs                          28,705        33,680
  Amortization of organization costs                            --         4,334
                                                       -----------   -----------
                                                            43,405       428,376
                                                       -----------   -----------
Net income                                             $ 5,711,687   $17,134,012
                                                       ===========   ===========
Net income per partnership unit:
  Limited partners (based on 50,000 units)             $    113.09   $    339.25
  General partner                                      $ 57,116.87   $171,340.12

--------------------------------------------------------------------------------
See notes to financial statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the six months ended June 30,                             1997          1996
--------------------------------------------------------------------------------
Revenues:
  Interest income                                      $   115,232   $    56,474
  Income from product development project                       --        19,500
  Unrealized appreciation of marketable
   securities and investments                            6,627,631    16,980,578
  Realized gain on sale of product development
   project                                                      --     6,000,000
  Realized gain on sale of investments and
   marketable securities                                 9,700,280       865,798
                                                       -----------   -----------
                                                        16,443,143    23,922,350
                                                       -----------   -----------
Expenses:
  Expenditures under product development projects           14,700       514,887
  Management fee                                                --       355,278
  General and administrative costs                          70,682        75,000
  Amortization of organization costs                            --        10,620
                                                       -----------   -----------
                                                            85,382       955,785
                                                       -----------   -----------
Net income                                             $16,357,761   $22,966,565
                                                       ===========   ===========
Net income per partnership unit:
  Limited partners (based on 50,000 units)             $    323.88   $    454.74
  General partner                                      $163,577.61   $229,665.65

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

                                           Limited      General
For the six months ended June 30, 1997     Partners     Partner        Total
-------------------------------------------------------------------------------
Balance at January 1, 1997              $ 32,116,840   $ 325,963   $ 32,442,803

Net income                                16,194,183     163,578     16,357,761
Cash distribution to partners            (22,500,000)   (227,272)   (22,727,272)
                                        ------------   ---------   ------------
Balance at June 30, 1997                $ 25,811,023   $ 262,269   $ 26,073,292
                                        ============   =========   ============
--------------------------------------------------------------------------------
Through June 30, 1997, allocations of net income (loss) were made 99% to the Limited Partners and 1% to the General Partner since distributions had not reached the Contribution Payout level as defined in Note 1. Distributions of the June 30, 1997, capital account balances, as well as future net income
(loss), may be based on the preference distribution rates as described in
 Note 1.


See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                           1997           1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                          $ 16,357,761   $ 22,966,565
Adjustments to reconcile net income  to
  cash provided by (used for) operating
    activities:
  Amortization of organization costs                          --         10,620
  Unrealized appreciation of marketable
    securities and investments                        (6,627,631)   (16,980,578)
  Expenditures under product development projects         14,700        514,887

(Increase) decrease in operating assets:
  Marketable securities                               (4,179,765)    (6,644,198)
  Interest receivable                                         --         14,158
  Investments                                         17,285,455         70,038
  Other assets                                            (3,989)        18,000

Decrease in operating liabilities:
  Other liability                                        (87,267)            --
  Payable to PaineWebber Development Corporation              --         (4,721)
  Accrued liabilities                                    (31,992)       (21,674)
                                                    ------------   ------------
Cash provided by (used for) operating activities      22,727,272        (56,903)
                                                    ------------   ------------
Cash flows from financing activities:
  Distributions to partners                          (22,727,272)            --
                                                    ------------   ------------
Decrease in cash                                              --        (56,903)

Cash at beginning of period                                   --         56,903
                                                    ------------   ------------
Cash at end of period                               $         --   $         --
                                                    ============   ============

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1997 and 1996.

--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Business

      The financial information as of and for the periods ended June 30, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1997.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                    Limited            General
                                                    Partners           Partner
                                                   ----------        -----------

     I.    Until the value of the aggregate
           distributions for each limited
           partnership unit ("Unit") equals
           $1,000 plus simple interest on
           such amount accrued at 5% per
           annum ("Contribution Payout")
           At June 30, 1997, Contribution
           Payout was $1,340 per Unit.. ........     99%                1%

    II.    After Contribution Payout and
           until the value of the aggregate
           distributions for each Unit equals
           $5,000 ("Final
           Payout") .............................     80%               20%

   III.    After Final Payout....................     75%               25%

      During the quarter ended June 30, 1997, the Partnership made a cash distribution of $22,727,272 ($450 per Unit; $227,272 to the General Partner). At June 30, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,043 and $98 per Unit, respectively.

      Effective April 22, 1997, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law (see Note 7 - Subsequent Events).

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

      The Partnership invests in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership expenses product development costs when incurred by the Sponsor Companies and such costs are reflected as expenditures under product development projects in the accompanying Statements of Operations. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income is earned.

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

                                                 June 30, 1997               December 31, 1996
                                          ----------------------------  ----------------------------
                                          Carrying Value       Cost       Carrying Value     Cost
                                          --------------   -----------    --------------  ----------
Biocompatibles International plc:
  2,100,000 Restricted                      $         --   $        --    $ 29,273,754    $ 2,100,000
  Common Shares

  860,000 Unrestricted                        18,615,930       860,000              --             --
  Common Shares - (see Note 7)

GenPharm International, Inc.                           0            --               0             --
  1,000,000 Shares of Series E
  Convertible Preferred Stock

Genzyme Molecular Oncology                     1,000,000     1,000,000              --             --
  Division
  713,091 Restricted Common Shares

Pharming BV                                    1,150,000     3,500,000       1,150,000      3,500,000
  14,395 Shares of Class A Stock

PharmaGenics, Inc.                                    --            --       1,000,000      1,000,000
  480,242 Shares of Series C
  Convertible Preferred Stock
                                            ------------   -----------    ------------    -----------
                                            $ 20,765,930   $ 5,360,000    $ 31,423,754    $ 6,600,000
                                            ============   ===========    ============    ===========

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The Partnership had agreed not to sell, assign, transfer or otherwise dispose of its investment of 2,100,000 common shares for a period which expired in April 1997. During the quarter ended June 30, 1997, the Partnership sold 1,240,000 shares for total proceeds of $26,985,734. The carrying value of the shares sold, as of March 31, 1997 and December 31, 1996, was $23,589,614 ($19.024 per share) and $17,285,454 ($13.94 per share), respectively. Accordingly, the Partnership recognized a gain for the three months and six months ended June 30, 1997, of $3,396,120 and $9,700,280, respectively. The remaining investment of 860,000 shares has been recorded at the market value of $21.646 per share as of June 30, 1997. The Partnership recognized unrealized appreciation on these shares for the three months and six months ended June 30, 1997, of $2,255,391 and $6,627,631,

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 3 Continued)

respectively. At June 30, 1996, in accordance with Statement No. 115, the Partnership recorded its investment of 2,100,000 restricted shares at the market value of $14,521,254 ($6.915 per share) as compared to a carrying value of $2,100,000. Accordingly, the Partnership recognized unrealized appreciation of $12,421,254 for the periods then ended. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one Right for every six shares owned (aggregating 458,333 Rights) at a price of 3.60(pound) per Right. Each Right was comprised of one new common share of Biocompatibles and one warrant. In May 1996, the Partnership sold its entitlement to the Rights at a price of 1.25(pound) per Right. The Partnership received aggregate proceeds, net of commissions, of $865,798 (571,484(pound)) and recognized a gain of this amount from the sale for the periods ended June 30, 1996.

      GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner valued at $1,150,000. Based on a review of the current and future financial prospects of GenPharm at that time the General Partner determined that the Partnership's investment in GenPharm's convertible preferred stock was valued at zero. On May 5, 1997, GenPharm entered into an Agreement and Plan of Reorganization with Medarex, Inc. ("Medarex") whereby GenPharm will become a wholly-owned subsidiary of Medarex in exchange for Medarex common stock. The transaction is expected to close during the third quarter of 1997 and is subject to shareholder approval and the completion of certain regulatory requirements.

      PharmaGenics, Inc. ("PharmaGenics") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. The Partnership funded $5,000,000 in connection with its Project with PharmaGenics which the Partnership expensed in previous years. In 1995, the Partnership made a loan to PharmaGenics in the amount of $1,000,000 which was subsequently converted into 480,242 shares of Series C Convertible Preferred Stock. In June 1997, the Partnership exercised its option to exchange its rights, title and interests in the various program agreements with PharmaGenics in return for 2,028,428 additional shares of PharmaGenics preferred stock. PharmaGenics preferred stock was not publicly traded; therefore, no gain or loss was recognized on the exchange. On June 18, 1997, the acquisition by Genzyme Corporation ("Genzyme") of PharmaGenics to form Genzyme Molecular Oncology ("GMO") was completed. On this date, the Partnership's total investment in PharmaGenics of 2,508,670 preferred shares was converted into 713,091 restricted common shares of GMO, subject to certain adjustments. GMO common stock is not publicly traded; therefore, the Partnership has recorded its investment in GMO stock at the carrying value attributable to its investment in PharmaGenics preferred stock of $1,000,000. It is anticipated that the Partnership will be entitled to sell its GMO stock approximately nine months following the completion of an initial public offering.

      As of June 30, 1996, the Partnership owned 357,233 common shares of GelTex Pharmaceuticals, Inc. ("GelTex") with a market value of $6,698,118 including unrealized appreciation of $2,322,014 for the six months ended June 30, 1996. In addition, as of that date, the Partnership held a currently exercisable warrant to purchase common shares of Athena Neurosciences, Inc. ("Athena") in which the market value of the shares exceeded the exercise price of the warrant. The Partnership recorded this warrant at its intrinsic value and, accordingly, recognized unrealized appreciation of $2,437,500 for the six months ended June 30, 1996.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.    Related Party Transactions

      The General Partner received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. The management fees paid by the Partnership to the General Partner for the three months and six months ended June 30, 1996, were $177,639 and $355,278, respectively. Management fees paid to the General Partner since January 1, 1996, were $569,334.

      The Partnership's portfolio of marketable securities was managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC, through October 1996. The Partnership paid MHII a fee with respect to such money management services which has been included in general and administrative expenses in the accompanying Statements of Operations. Management fees paid to MHII since January 1, 1996 were $3,238.

      PWDC and PaineWebber Incorporated, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

5.    Product Development Projects

      The Partnership entered into three product development contracts and four product development limited partnerships which have been fully funded. These seven Projects consist of the following: The Partnership provided $6.0 million to Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. The Partnership provided $4.0 million to Athena for a Project to fund the further development of Diastat(R) which is a gel-like solution of diazepam indicated for the treatment of acute repetitive seizures associated with epilepsy. The Partnership provided $1.5 million to Cadre Technologies, Inc. ("Cadre") for a Project which funded the development of software development tools for database applications. The Partnership provided $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. The Partnership provided $4.0 million to Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESA(TM) System, a product designed to enhance the diagnosis of heart disease. The Partnership provided $5.0 million to PharmaGenics for a Project using PharmaGenics' screening technology to discover novel oligonucleotide therapeutics. The Partnership provided $6.0 million to Repligen Clinical Partners, L.P. ("RCP"), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of recombinant platelet factor-4 for use in certain cancer applications and to reverse the effects of the anticoagulant heparin.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 5 Continued)

      On April 18, 1996, Repligen Corporation ("Repligen") terminated its arrangements with RCP regarding the development and marketing of RCP's recombinant platelet factor-4 ("rPF4") program. Repligen and RCP have agreed that the rights to the rPF4 technologies will remain with RCP. The general partner of RCP is seeking third parties who may be willing to either purchase or license the rPF4 technologies so that residual proceeds or royalties, if any, may be distributed to the partners of RCP (including the Partnership). However, there can be no assurance that a third party can be identified that is interested in purchasing or licensing the rPF4 technologies or that there will be any residual proceeds or royalties available for distribution.

      On May 31, 1996, the Partnership sold, transferred and assigned its rights, title, and interest in the callable warrant to purchase 500,000 shares of Athena as well as its various program agreements with Athena for the development of Diastat(R) for a purchase price of $6,000,000 and recognized a gain of this amount from the sale of this product development project for the periods ended June 30, 1996.

      On June 2, 1997, the Partnership exchanged its interests in its various program agreements with PharmaGenics in return for additional shares of PharmaGenics preferred stock. (see Note 3).

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At June 30, 1997, the Partnership owned the following warrants:

                             Number of         Exercise                             6/30/97
                          Shares that can       Price            Exercise         Market Price
                           be Purchased       per Share          Period            Per Share*
----------------------------------------------------------------------------------------------
Cayenne Software, Inc.        35,512           $ 25.91       Current to 7/98       $ 3.3125

Repligen Corporation         133,000           $  2.50       Current to 3/01       $ 1.1875
                             252,700           $  3.50       Current to 3/01
----------------------------------------------------------------------------------------------

      * The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to June 30, 1997, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

      On July 19, 1996, Cadre merged with Bachman Information Systems to form Cayenne Software, Inc. ("Cayenne"). As a result of the merger, the Partnership's warrant to purchase 115,000 shares of Cadre at an exercise price of $8.00 per share converted into a warrant to purchase Cayenne shares.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 5 Continued)

      Upon the exercise by the Partnership of its exchange option with PharmaGenics, the Partnership's warrant to purchase 1,000,000 shares of PharmaGenics at an exercise price of $2.15 per share was terminated. In addition, the Partnership's purchase option warrant to purchase 666,667 PharmaGenics' shares was cancelled upon the closing of the acquisition of PharmaGenics by Genzyme.

6.    Income Taxes

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7.    Subsequent Events

      Subsequent to June 30, 1997, the Partnership sold 45,000 shares of Biocompatibles for net proceeds of approximately $1,032,000 (average price of $22.94 per share).

      Effective July 1, 1997, the General Partner removed the previously imposed restrictions on the transferability of Units to permit, subject to the approval of the General Partner, transfers in addition to those that occur as a result of the laws of descent and distribution or by operation of law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Partners' capital decreased from $32.4 million at December 31, 1996, to $26.1 million at June 30, 1997, resulting from the recognition of net income for the six months ended June 30, 1997, of $16.4 million (as discussed in Results of Operations below) offset by a cash distribution to Partners of $22.7 million.

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $0.9 million at December 31, 1996 to $5.1 million at June 30, 1997. The increase of $4.2 million resulted primarily from proceeds received upon the sale of investments of $27.0 million offset by a cash distribution to Partners of $22.7 million.

Results of Operations

Three months ended June 30, 1997 compared to the three months ended June 30, 1996:

      Net income for the three months ended June 30, 1997, was $5.7 million compared to net income of $17.1 million for the three months ended June 30, 1996. The unfavorable variance of $11.4 million was due to a decrease in revenues of $11.8 million offset by a decrease in expenses of $0.4 million.

      Revenues decreased primarily as a result of decreases in unrealized appreciation of marketable securities and investments of $8.4 million and realized gain on sale of product development project of $6.0 million offset by an increase in realized gain on sale of investments of $2.5 million. For the quarter ended June 30, 1997, the Partnership recognized unrealized appreciation of $2.3 million on its investment of 0.86 million Biocompatibles shares as a result of an increase in the market value of the shares from $19.024 per share as of March 31, 1997 to $21.646 per share at June 30, 1997. During the quarter ended June 30, 1996, the Partnership recognized unrealized appreciation of marketable securities and investments of $10.7 million. At June 30, 1996, in accordance with Statement No. 115, the Partnership recorded its investment in
2.1 million restricted shares of Biocompatibles at a market value of $14.5 million ($6.915 per share) as compared to a carrying value of $2.1 million at December 31, 1995, and, accordingly, the Partnership recognized unrealized appreciation of $12.4 million. The Partnership also recognized unrealized depreciation aggregating $1.7 million on its investments of 0.65 million unrestricted common shares of Biocompatibles, 0.4 million restricted common shares of GelTex and a warrant to purchase 0.5 million shares of Athena which reflects a decline in the market values of these securities from March 31, 1996 to June 30, 1996. For the quarter ended June 30, 1996, the Partnership recognized gain on sale of a product development project of $6.0 million. On May 31, 1996, the Partnership sold its interests in the product development program with Athena for the development of Diastat(R) for a purchase price of $6.0 million. During the three months ended June 30, 1997, the Partnership sold 1.2 million shares of Biocompatibles for proceeds of $27.0 million. The carrying value of the shares at March 31, 1997, was $23.6 million and, accordingly, the Partnership recognized a gain from the sale of $3.4 million. For this same period in 1996 the Partnership sold its entitlement to 0.5 million Biocompatibles' Rights for an aggregate price of $0.9 million and recognized a gain of this amount upon the sale.

(Item 2 Continued)

      Expenses decreased as a result of decreases in expenditures under product development projects of $0.2 million and management fees of $0.2 million. For the quarter ended June 30, 1996, the Partnership accrued expenditures under Projects of $0.2 million. Also, for the quarter ended June 30, 1996, the Partnership accrued management fees of $0.2 million. Effective January 1, 1997, the General Partner eliminated the management fee charged to the Partnership.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996:

      Net income for the six months ended June 30, 1997 and 1996 was $16.4 million and $23.0 million, respectively. The decrease of $6.6 million was a result of a decrease in revenues of $7.5 million offset by a decrease in expenses of $0.9 million.

      The decrease in revenues was primarily a result of a decrease in unrealized appreciation of marketable securities and investments of $10.4 million and a decrease in realized gain on sale of product development project of $6.0 million (see Results of Operations - Three months ended June 30, 1997 as compared to the three months ended June 30, 1996) offset by an increase in realized gain on sale of investments of $8.8 million. Unrealized appreciation for the six months ended June 30, 1997, was $6.6 million resulting from the Partnership's investment of 0.86 million Biocompatibles shares. The market value of the shares increased from $12.0 million ($13.94 per share) at December 31, 1996 to $18.6 million ($21.646 per share) at June 30, 1997. For the six months ended June 30, 1996, unrealized appreciation of marketable securities and investments was $17.0 million resulting from the recognition of unrealized appreciation of $12.4 million upon the recording of its investment in 2.1 million restricted shares of Biocompatibles in accordance with Statement No. 115 (see Results of Operations - Three months ended June 30, 1997 compared to the three months ended June 30, 1996). In addition, the Partnership recognized unrealized appreciation aggregating $4.6 million on its investments of 0.4 million shares of GelTex and its warrant to purchase 0.5 million shares of Athena resulting in the increase in the market value of these investments from December 31, 1995 to June 30, 1996. During the six months ended June 30, 1997, the Partnership sold 1.2 million shares of Biocompatibles for proceeds of $27.0 million. The carrying value of the shares at December 31, 1996, was $17.3 million. The Partnership recognized a gain on the sale of $9.7 million. For this same period in 1996 the Partnership sold its entitlement to 0.5 million Biocompatibles' Rights for an aggregate price of $0.9 million and recognized a gain of this amount on the sale.

      The decrease in expenses resulted from decreases of $0.5 million in expenditures under product development projects and $0.4 million in mangement fees. For the six months ended June 30, 1996, the Partnership accrued expenditures under Projects of $0.5 million and management fees of $0.4 million. Effective January 1, 1997, the General Partner discontinued charging the Partnership a management fee.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

            In re: PaineWebber Partnership Litigation

                  Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996, and the Partnership's Form 10-Q for the quarter ended March 31, 1997.

Item 5.     Other Information

                  Effective April 22, 1997, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. Effective July 1, 1997, the General Partner removed the restrictions on the transferability of Units subject to the consent of the General Partner.

Item 6.     Exhibits and Reports on Form 8-K.

            a)   Exhibits:

                 None

            b)   Reports on Form 8-K:

                        On July 23, 1997, the Partnership filed a current report
                  on Form 8-K relating to the General Partner's removal of the restrictions on the transferability of Units to permit, subject to the approval of the General Partner, transfers in additions to those that occur as a result of the laws of descent and distribution or by operation of law.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1997.

                        PAINEWEBBER R&D PARTNERS III, L.P.

                        By: PaineWebber Development Corporation
                            (General Partner)


                        By: Dhananjay M. Pai/s/
                            -----------------------------
                            Dhananjay M. Pai
                            President


                        By: Anthony M. DiIorio/s/
                            -----------------------------
                            Anthony M. DiIorio
                            Principal Financial and Accounting Officer