Form 10-Q
period 1997-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 1997-11-14
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



                         Commission File Number 33-35938
                       PAINEWEBBER R&D PARTNERS III, L.P.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                        13-3588219
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


    1285 AVENUE OF THE AMERICAS,                               10019
         NEW YORK, NEW YORK                                  (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 713-2000

                                   ----------

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

                                   ----------

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners III, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners III, L.P. on the skills of certain scientific personnel; and the dependence of PaineWebber R&D Partners III, L.P. on the General Partner (hereinafter defined).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 1997

                                Table of Contents

PART I.    FINANCIAL INFORMATION                                  Page

Item 1.    Financial Statements

           Statements of Financial Condition (unaudited) at
           September 30, 1997 and December 31, 1996                 2

           Statements of Operations
           (unaudited) for the three months ended
           September 30, 1997 and 1996                              3

           Statements of Operations
           (unaudited) for the nine months ended
           September 30, 1997 and 1996                              4

           Statement of Changes in Partners' Capital
           (unaudited) for the nine months ended
           September 30, 1997                                       5

           Statements of Cash Flows
           (unaudited) for the nine months ended
           September 30, 1997 and 1996                              6

           Notes to Financial Statements
           (unaudited)                                              7-14

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     15-16

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                       17

Item 5.    Other Information                                       17

Item 6.    Exhibits and Reports on Form 8-K                        17

           Signatures                                              18



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                     September 30,  December 31,
                                                              1997         1996
--------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value           $ 1,084,996   $   911,375

      Investments, at fair value                        10,411,191    31,423,754

      Advances to product development projects           1,221,734       297,974

                                                       ===========   ===========
Total assets                                           $12,717,921   $32,633,103
                                                       ===========   ===========

Liabilities and partners' capital:

      Other liability                                  $      --     $    87,267

      Payable to PaineWebber Development Corporation         3,613         3,613

      Accrued liabilities                                   65,983        99,420
                                                       -----------   -----------
                                                            69,596       190,300
                                                       -----------   -----------

      Partners' capital                                 12,648,325    32,442,803

                                                       ===========   ===========
Total liabilities and partners' capital                $12,717,921   $32,633,103
                                                       ===========   ===========
--------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended September 30,                    1997          1996
--------------------------------------------------------------------------------
Revenues:
      Interest income                                  $    47,430    $   27,930
      Income from product development projects             940,967          --
      Unrealized (depreciation) appreciation
        of marketable securities and investments        (9,380,650)    2,673,519
      Realized gain on sale of investments and
        marketable securities                               58,044       172,557
                                                       -----------    ----------
                                                        (8,334,209)    2,874,006
                                                       -----------    ----------

Expenses:
      Expenditures under product development
        projects                                             2,507        10,683
      Management fee                                          --         107,028
      General and administrative costs                      37,746        54,277
                                                       -----------    ----------
                                                            40,253       171,988
                                                       -----------    ----------

Net income (loss)                                      $(8,374,462)   $2,702,018
                                                       ===========    ==========

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)         $   (165.81)   $    53.50
      General partner                                  $(83,744.62)   $27,020.18

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the nine months ended September 30,                    1997          1996
--------------------------------------------------------------------------------
Revenues:
      Interest income                                $    162,662    $    84,404
      Income from product development projects            944,344         19,500
      Unrealized (depreciation) appreciation
        of marketable securities and investments       (3,099,813)    19,643,303
      Realized gain on sale of product development
        project                                              --        6,000,000
      Realized gain on sale of investments and
        marketable securities                          10,105,118      1,049,149
                                                     ------------    -----------
                                                        8,112,311     26,796,356
                                                     ------------    -----------

Expenses:
      Expenditures under product
        development projects                               20,584        525,570
      Management fee                                         --          462,306
      General and administrative costs                    108,428        129,277
      Amortization of organization costs                     --           10,620
                                                     ------------    -----------
                                                          129,012      1,127,773
                                                     ------------    -----------

Net income                                           $  7,983,299    $25,668,583
                                                     ============    ===========

Net income per partnership unit:
      Limited partners (based on 50,000 units)       $     158.07    $    508.24
      General partner                                $  79,832.99    $256,685.83

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

For the nine months ended              Limited         General
September 30, 1997                     Partners        Partner        Total
--------------------------------------------------------------------------------
Balance at January 1, 1997            $ 32,116,840    $ 325,963    $ 32,442,803

Net income                               7,903,466       79,833       7,983,299
Cash distributions                     (27,500,000)    (277,777)    (27,777,777)

                                      ============    =========    ============
Balance at September 30, 1997         $ 12,520,306    $ 128,019    $ 12,648,325
                                      ============    =========    ============
--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30,                 1997            1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                         $  7,983,299    $ 25,668,583
Adjustments to reconcile net income  to
  cash provided by operating activities:
  Amortization of organization costs                       --            10,620
  Unrealized depreciation (appreciation)
    of marketable securities and investments          3,099,813     (19,643,303)


(Increase) decrease in operating assets:
  Marketable securities                                (173,621)        186,198
  Interest receivable                                      --            33,751
  Investments                                        17,912,750       1,545,038
  Advances to product development projects             (923,760)        525,570
  Other assets                                             --            35,723

Decrease  in operating liabilities:
 Other liability                                        (87,267)           --
  Payable to PaineWebber Development
    Corporation                                            --            (4,221)
  Accrued liabilities                                   (33,437)        (11,570)
                                                   ------------    ------------
Cash provided by operating activities                27,777,777       8,346,389
                                                   ------------    ------------

Cash flows from financing activities:
 Distributions to partners                          (27,777,777)     (6,868,687)
                                                   ------------    ------------

Increase in cash                                           --         1,477,702

Cash at beginning of period                                --            56,903
                                                   ------------    ------------

Cash at end of period                              $       --      $  1,534,605
                                                   ============    ============

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1997 and 1996.

--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended September 30, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996, and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31 and June 30, 1997.

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

      The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. The Partnership is engaged in diverse product development projects (the "Projects") including product development contracts, participation in other partnerships and investments in securities of Sponsor Companies. When the product development phase has been completed, Sponsor Companies will generally have an option to purchase from the Partnership the products or technology developed for a predetermined price, payable through a one-time payment and/or a series of payments based on product sales over a ten to twelve year period. The Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                           Limited     General
                                                          Partners     Partner
                                                          --------     -------
      I.    Until the value of the aggregate
            distributions for each limited
            partnership unit ("Unit") equals
            $1,000 plus simple interest on such
            amount accrued at 5% per annum
            ("Contribution Payout") At September
            30, 1997, Contribution Payout was
            $1,312 per Unit.......................            99%        1%

      II.   After Contribution Payout and until
            the value of the aggregate
            distributions for each Unit equals
            $5,000 ("Final Payout")...............            80%       20%

      III.  After Final Payout....................            75%       25%

      During the quarter ended September 30, 1997, the Partnership made a cash distribution of $5,050,505 ($100 per Unit; $50,505 to the General Partner). For the nine months ended September 30, 1997, the Partnership made cash distributions of $27,777,777 ($550 per Unit; $277,777 to the General Partner). At September 30, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    INVESTMENTS

      The Partnership held the following investments at:

                                             September 30, 1997                 December 31, 1996
                                       -------------------------------   ------------------------------
                                       Carrying Value         Cost       Carrying Value        Cost
                                       --------------   --------------   --------------   --------------
Biocompatibles International plc:
   2,100,000 Restricted                  $      --        $      --        $29,273,754      $2,100,000
   Common Shares

   815,000 Unrestricted                    8,261,191          815,000             --              --
   Common Shares

GenPharm International, Inc.                       0             --                  0            --

   1,000,000 Shares of Series E
   Convertible Preferred Stock

Genzyme Molecular Oncology                 1,000,000        1,000,000             --              --
     Division
   713,091 Restricted Common Shares

Pharming BV                                1,150,000        3,500,000        1,150,000       3,500,000
   14,395 Shares of Class A Stock

PharmaGenics, Inc.                              --               --          1,000,000       1,000,000
   480,242 Shares of Series C
   Convertible Preferred Stock
                                         -----------      -----------      -----------      ----------
                                         $10,411,191      $ 5,315,000      $31,423,754      $6,600,000
                                         ===========      ===========      ===========      ==========

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The Partnership had agreed not to sell, assign, transfer or otherwise dispose of its investment of 2,100,000 common shares for a period which expired in April 1997. During the quarter ended September 30, 1997 the Partnership sold 45,000 shares for total proceeds of $1,032,133. The carrying value of the shares sold as of June 30, 1997 was $974,089 ($21.646 per share). Accordingly, the Partnership recognized a gain for the three months ended September 30, 1997, of $58,044. For the nine months ended September 30, 1997, the Partnership sold 1,285,000 shares of Biocompatibles for aggregate proceeds of $28,017,867. The carrying value of the shares at December 31, 1996 was $17,912,749 ($13.94 per share) and, accordingly, the Partnership recognized a gain for the nine months ended September 30, 1997, of $10,105,118. The remaining investment of 815,000 shares has been recorded at the market value of $10.136 per share as of September 30, 1997. The Partnership recognized unrealized depreciation on these shares for the three months and nine months ended September 30, 1997, of $9,380,650 and $3,099,813, respectively. At September 30, 1996, in accordance with Statement No. 115, the Partnership recorded its investment of 2,100,000 restricted shares at the market value of $16,134,054 ($7.683 per share) as compared to a carrying value of $2,100,000. Accordingly, the Partnership recognized unrealized appreciation of $14,034,054 for the nine months then ended. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one Right for every

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 3 CONTINUED)

six shares owned (aggregating 458,333 Rights) at a price of (pound)3.60 per Right. In May 1996, the Partnership sold its entitlement to the Rights at a price of (pound)1.25 per Right. The Partnership received aggregate proceeds, net of commissions, of $865,798 ((pound)571,484) and recognized a gain of this amount from the sale for the nine months ended September 30, 1996.

      GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner valued at $1,150,000. Based on a review of the current and future financial prospects of GenPharm at that time the General Partner determined that the Partnership's investment in GenPharm's convertible preferred stock was valued at zero. On May 5, 1997, GenPharm entered into an Agreement and Plan of Reorganization with Medarex, Inc. ("Medarex") whereby GenPharm will become a wholly-owned subsidiary of Medarex in exchange for Medarex common stock (see note 7 - Subsequent Events).

      PharmaGenics, Inc. ("PharmaGenics") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. The Partnership funded $5,000,000 in connection with its Project with PharmaGenics which the Partnership expensed in previous years. In 1995, the Partnership made a loan to PharmaGenics in the amount of $1,000,000 which was subsequently converted into 480,242 shares of Series C Convertible Preferred Stock. In June 1997, the Partnership exercised its option to exchange its rights, title and interests in the various program agreements with PharmaGenics in return for 2,028,428 additional shares of PharmaGenics prefered stock. PharmaGenics preferred stock was not publicly traded; therefore, no gain or loss was recognized on the exchange. On June 18, 1997, the acquisition by Genzyme Corporation ("Genzyme") of PharmaGenics to form Genzyme Molecular Oncology ("GMO") was completed. On this date, the Partnership's total investment in PharmaGenics of 2,508,670 preferred shares was converted into 713,091 restricted common shares of GMO, subject to certain adjustments. GMO common stock is not publicly traded; therefore, the Partnership has recorded its investment in GMO stock at the carrying value attributable to its investment in PharmaGenics preferred stock of $1,000,000. It is anticipated that the Partnership will be entitled to sell its GMO stock approximately nine months following the completion of an initial public offering.

      As of September 30, 1996, the Partnership owned 357,233 common shares of GelTex Pharmaceuticals, Inc. ("GelTex") with a market value of $7,144,659 including unrealized appreciation of $2,768,555 for the nine months ended September 30, 1996. In addition, as of that date, the Partnership held a currently exercisable warrant to purchase common shares of Elan Corporation, plc ("Elan") in which the market value of the shares exceeded the exercise price of the warrant. The Partnership recorded this warrant at its intrinsic value and recognized unrealized appreciation of $2,706,076 for the nine months ended September 30, 1996.

4.    RELATED PARTY TRANSACTIONS

      The General Partner received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first of each fiscal year in an amount proportionate to the increase for the prior year in the

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 4 CONTINUED)

Consumer Price Index published by the United States Department of Labor. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. The management fees paid by the Partnership to the General Partner for the three months and nine months ended September 30, 1996, were $107,028 and $462,306, respectively. Management fees paid to the General Partner since January 1, 1996, were $569,334.

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

5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the following three Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies; and a $4.0 million investment in Gensia Clinical Partners, L.P., a $26.2 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of the GenESA(TM) System, a product designed to enhance the diagnosis of heart disease.

      The remaining four Projects have been terminated or are near termination. On April 18, 1996, Repligen Corporation ("Repligen") terminated its arrangements with Repligen Clinical Partners, L.P. ("RCP") regarding the development and marketing of RCP's recombinant platelet factor-4 ("rPF4") program in which the Partnership funded $6.0 million. Repligen and RCP have agreed that the rights to the rPF4 technologies will remain with RCP. The general partner of RCP is seeking third parties who may be willing to either purchase or license the rPF4 technologies so that residual proceeds or royalties, if any, may be distributed to the partners of RCP (including the Partnership). However, there can be no assurance that a third party can be identified that is interested in purchasing or licensing the rPF4 technologies or that there will be any residual proceeds or royalties available for distribution.

      On May 31, 1996, the Partnership sold, transferred and assigned its rights, title, and interest in the callable warrant to purchase 500,000 shares of Athena Neurosciences, Inc. ("Athena") as well as its various program agreements with Athena for the development of Diastat(R) for a purchase price of $6,000,000 and recognized a gain of this amount from the sale of this product development project for the nine months ended September 30, 1996.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

      On June 2, 1997, the Partnership exchanged its interests in its various program agreements with PharmaGenics in return for additional shares of PharmaGenics preferred stock (see Note 3). The Partnership expects no returns resulting from its Project with Cadre Technologies, Inc. for the development of software tools for database applications.

      For the quarter ended September 30, 1997, the Partnership recognized income from its investment in Gensia Clinical Partners, L.P. ("GCP") in the amount of $936,540 which represented the Partnership's allocable share of income recognized by GCP pursuant to the terms of certain product agreements between GCP and Gensia, Inc. ("Gensia") (see note 7 - Subsequent Events).

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At September 30, 1997, the Partnership owned the following warrants:

                              Number of       Exercise                            9/30/97
                           Shares that can      Price         Exercise          Market Price
                            be Purchased      per Share        Period            Per Share*
--------------------------------------------------------------------------------------------
Cayenne Software, Inc.          35,512       $  25.91       Current to 7/98        $2.563

Repligen Corporation           133,000       $   2.50       Current to 3/01        $1.156
                               252,700       $   3.50       Current to 3/01
--------------------------------------------------------------------------------------------

      * The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to September 30, 1997, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

      Upon the exercise by the Partnership of its exchange option with PharmaGenics in June 1997, the Partnership's warrant to purchase 1,000,000 shares of PharmaGenics at an exercise price of $2.15 per share was terminated. In addition, the Partnership's purchase option warrant to purchase 666,667 PharmaGenics' shares was cancelled upon the closing of the acquisition of PharmaGenics by Genzyme.

6.    INCOME TAXES

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7.     SUBSEQUENT EVENTS

      In October 1997, GCP distributed to its partners, including the Partnership, shares of Gensia common stock received by GCP from Gensia pursuant to the terms of certain product agreements between GCP and Gensia. The Partnership is entitled to receive approximately 137,000 saleable shares.

      On October 23, 1997, the acquisition of GenPharm by Medarex was completed. The Partnership, as a GenPharm shareholder, is entitled to receive approximately 281,000 Medarex shares which are expected to be issued during the fourth quarter of 1997 and will be subject to certain lock-up restrictions through the end of 1998. The Partnership expects to be receiving additional Medarex shares in late 1998 subject to the receipt by GenPharm of certain fees and payments by third parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital decreased from $32.4 million at December 31, 1996, to $12.6 million at September 30, 1997, resulting from the recognition of net income for the nine months ended September 30, 1997, of $8.0 million (as discussed in Results of Operations below) offset by cash distributions to Partners of $27.8 million.

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $0.9 million at December 31, 1996 to $1.1 million at September 30, 1997. The increase of $0.2 million resulted primarily from proceeds received upon the sale of investments of $28.0 million offset by cash distributions to Partners of $27.8 million.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to the three months ended
------------------------------------------------------------------------
September 30, 1996:
-------------------

      Net loss for the three months ended September 30, 1997, was $(8.4) million compared to net income of $2.7 million for the three months ended September 30, 1996. The unfavorable variance of $11.1 million was due to a decrease in revenues of $11.2 million offset by a decrease in expenses of $0.1 million.

      Revenues decreased as a result of a decrease in unrealized appreciation of marketable securities and investments of $12.1 million offset by an increase in income from product development projects of $0.9 million. For the quarter ended September 30, 1997, the Partnership recognized unrealized depreciation of $9.4 million on its investment of 0.815 million shares of Biocompatibles as a result of a decrease in the market value of the shares from $21.646 per share as of June 30, 1997 to $10.136 per share at September 30, 1997. During the quarter ended September 30, 1996, the Partnership recognized unrealized appreciation of marketable securities and investments of $2.7 million. For the three months ended September 30, 1996, the Partnership recognized unrealized appreciation of $2.0 million on its investment of 2.55 million shares of Biocompatibles. At September 30, 1996, the market value per share was $7.683 as compared to a market value of $6.915 per share at June 30, 1996. In addition, the Partnership recorded unrealized appreciation of $0.4 on its investment of 0.36 million unrestricted shares of GelTex reflecting an increase in market value from $18.75 per share at June 30, 1996 to $20.00 per share at September 30, 1996. The Partnership also recognized unrealized appreciation of $0.3 million with respect to its investment in a warrant to purchase Elan shares. At September 30, 1996, the market value of Elan shares exceeded the exercise price of the warrant, and therefore, the Partnership recorded the warrant at its intrinsic value. During the quarter ended September 30, 1997, the Partnership recognized income from product development projects of $0.9 million resulting from its investment in Gensia Clinical Partners, L.P.

      Expenses decreased primarily as a result of the General Partner's decision to discontinue charging a management fee to the Partnership.

(ITEM 2 CONTINUED)

Nine months ended September 30, 1997 compared to the nine months ended September
--------------------------------------------------------------------------------
30, 1996:
---------

      Net income for the nine months ended September 30, 1997 and 1996 was $8.0 million and $25.7 million, respectively. The decrease of $17.7 million was a result of a decrease in revenues of $18.7 million offset by a decrease in expenses of $1.0 million.

      The decrease in revenues is due to a decrease in unrealized appreciation of marketable securities and investments of $22.7 million and a decrease in gain on sale of product development projects of $6.0 million offset by an increase in realized gain on sale of marketable securities and investments of $9.1 million and an increase in income from product development projects of $0.9 million (see three months ended September 30, 1997 compared to the three months ended September 30, 1996). Unrealized (depreciation) appreciation for the nine months ended September 30, 1997 and 1996 was $(3.1) million and $19.6 million, respectively. The Partnership recognized unrealized depreciation of $3.1 million on its investment in 0.815 million shares of Biocompatibles to reflect a decrease in the market value from December 31, 1996 of $13.94 per share to $10.136 per share at September 30, 1997. During 1996, in accordance with Statement No. 115, the Partnership recorded its investment in 2.1 million restricted shares of Biocompatibles at a market value of $16.1 million ($7.683 per share) as compared to its cost basis of $2.1 million. Accordingly, the Partnership recognized unrealized appreciation of $14.0 million for the nine months ended September 30, 1996. In addition, the Partnership recognized unrealized appreciation of $2.8 million with respect to its investment of 0.36 million shares of GelTex to reflect an increase in market value of $12.25 per share at December 31, 1995 to $20 per share at September 30, 1996. At September 30, 1996, the Partnership recorded its investment in a warrant to purchase Elan common stock at its intrinsic value of $4.7 million and recognized unrealized appreciation of $2.7 million for the nine months then ended. In May 1996, the Partnership sold its interests in the product development program with Athena for the development of Diastat(R) for a purchase price of $6.0 million and recognized a gain upon the sale of this amount. Realized gain on sale of marketable securities and investments was $10.1 million and $1.0 million for the nine months ended September 30, 1997 and 1996, respectively, For the nine months ended September 30, 1997, the Partnership sold 1.285 million shares of Biocompatibles with an aggregate carrying value at December 31, 1996 of $17.9 million for proceeds of $28.0 million. For the nine months ended September 30, 1996, the Partnership recognized gains on the sale of Biocompatibles Rights and Alkermes, Inc. common stock aggregating $1.0 million.

      Expenses decreased primarily as a result of the General Partner's decision to discontinue charging a management fee to the Partnership.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

           IN RE: PAINEWEBBER PARTNERSHIP LITIGATION
           -----------------------------------------

                  Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996, and the Partnership's Form 10-Q for the quarter ended March 31, 1997.

ITEM 5.    OTHER INFORMATION.
-------    ------------------

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

            A)   EXHIBITS:

                   None

            B)   REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1997.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:
                         -------------------------------
                         Dhananjay M. Pai
                         President



                  By:
                         -------------------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1997.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:    Dhananjay M. Pai/s/
                         -------------------------------
                         Dhananjay M. Pai
                         President



                  By:    Anthony M. DiIorio/s/
                         -------------------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer