Form 10-K
period 1997-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 1998-03-31
CIK 865936

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                (X) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1997
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of the Partnership on the skills of certain scientific personnel; and the dependence of the Partnership on the General Partner.

                                     PART I

Item 1.  BUSINESS.

      PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"), is the general partner and manager of the Partnership. The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology and biotechnology companies ("Sponsor Companies"), which are expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.

      The Partnership has completed the funding of its seven Projects at an aggregate investment since inception of $32.5 million. As of December 31, 1997, the Partnership had ongoing Projects with Alkermes, Inc., Cephalon, Inc. and Gensia, Inc. The remaining Projects have either terminated or are near termination. (See Exhibit B, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to the investments in Projects, as of December 31, 1997, the Partnership owned equity investments, warrants and marketable securities as described in Notes 3 and 5 of the "Notes to the Financial Statements" included in this filing on Form 10-K.

      At a meeting of the Board of Directors of PWDC in January 1997, the Policy Regarding Requests for Partner Lists attached as Exhibit C was adopted.


PARTNERSHIP MANAGEMENT

      The Partnership has contracted with the General Partner, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. An Advisory Board, which has acted as special advisor to the General Partner, is periodically provided with updates regarding the status of the Partnerhsip's Projects (see Exhibit A for a brief biography of the current Advisory Board members). All fees and expenses of the Advisory Board are paid for by the General Partner.

      Under the Management Contract, the General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner has eliminated charging a management fee for services rendered to the Partnership.

(ITEM 1 CONTINUED)

DISTRIBUTIONS

      All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                                   LIMITED        GENERAL
                                                                   PARTNERS       PARTNER
                                                                   --------       -------
I.   Until the value of the aggregate distributions for each
     limited partnership unit ("Unit") equals $1,000 plus
     simple interest on such amount accrued at 5% per annum
     ("Contribution Payout"). At December 31, 1997,
     Contribution Payout was $1,325 per Unit . . . . . . . . . .     99%            1%

II.  After Contribution Payout and until the value of the
     aggregate distributions for each Unit equals $5,000
     ("Final Payout") . . . . . . . . . . . . . . . . . . . . . .    80%           20%

III. After Final Payout . . . . . . . . . . . . . . . . . . . . .    75%           25%


      At December 31, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.


PROFIT AND LOSS ALLOCATION

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1997, the cumulative profits of the Partnership were $588 per Unit.


OTHER

      At December 31, 1997, the Partnership had no employees, and PWDC, the General Partner, had no employees other than its executive officers (see Item
10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology products and companies.

ITEM 2.  PROPERTIES.

      The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.  LEGAL PROCEEDINGS.

In re:  PaineWebber Limited Partnership Litigation

      As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1996, PWDC, the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PWI") and a number of its affiliates in the United States District Court for the Southern District of New York (the "Court") relating to PWI's sale of approximately 50 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Under a settlement, PWI agreed to pay the class $125 million and certain additional consideration. The additional consideration included the assignment of fees and income attributable to the general partnership interest in the Partnership as well as guarantees of certain minimum returns to class members. In March 1997, the Court approved the settlement as fair and that order was affirmed by the United States Court of Appeals for the Second Circuit in July 1997. Distribution of the settlement fund to the class awaits the Court's determination of the amount of plaintiffs' counsel's fees and disbursements to be awarded from the settlement fund.

      In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleged, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In June 1996, additional complaints similar to the Abbate action, but involving fewer plaintiffs, were filed in Sacramento, San Diego and Arizona. In September 1996, the California Superior Court dismissed many of Abbate plaintiffs' claims as barred by the applicable statutes of limitation. Certain of the other complaints were also dismissed with prejudice while others remained pending. In March 1997, all of these actions were settled. The settlement had no effect on the Partnership or the General Partner.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1997, there were 4,732 Limited Partners.

      The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities and net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. During the year ended December 31, 1997, the Partnership made cash distributions to its Partners of $27,777,777 ($550 per Unit; $277,777 to the general partnership interest). The Partnership made cash distributions to its Partners of $24,895,837 ($493 per Unit; $245,837 to the general partnership interest) and $5,050,505 ($100 per Unit; $50,505 to the general partnership interest) for the years ended December 31, 1996 and 1995, respectively. In addition, in 1995, the Partnership distributed to its Partners 202,261 warrants of Alkermes, Inc. ("Alkermes") (4 warrants per Unit; 2,261 warrants to the general partnership interest). The warrants were valued at $303,392 ($6 per Unit; $3,392 to the general partnership interest) on the date of distribution.


ITEM 6.  SELECTED FINANCIAL DATA.

      See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital of $10.6 million at December 31, 1997, decreased by $21.8 million from $32.4 million at December 31, 1996. For the year ended December 31, 1997, the Partnership recognized net income of $5.9 million (as discussed in Results of Operations below) which was offset by cash distributions to the Partners in the amount of $27.7 million.

      The Partnership's funds are invested in marketable securities and a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets at December 31, 1997, totaled $8.5 million, an increase of $7.6 million from the balance of $0.9 million at December 31, 1996. During 1997, the restriction on the saleability of the Partnership's investment in common shares of Biocompatibles International plc ("Biocompatibles") expired. The Partnership reclassed this investment to marketable securities and recorded the shares at December 31, 1997, at an aggregate market value of $6.6 million. In addition, the Partnership received common shares of Gensia Sicor, Inc. ("Gensia") with a market value at December 31, 1997, of $0.8 million. Also, during 1997, the Partnership sold 1.285 million shares of Biocompatibles for proceeds of $28.0 million of which $27.7 million was distributed to the Partners. The balance of the liquid assets at December 31, 1997, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.


RESULTS OF OPERATIONS

      Year ended December 31, 1997 compared to the year ended December 31, 1996:

      Net income for the years ended December 31, 1997 and 1996 was $5.9 million and $39.5 million, respectively. The decrease of $33.6 million was a result of a decrease in revenues of $34.5 million offset by a decrease in expenses of $0.9 million.

(ITEM 7 CONTINUED)

      Revenues for the years ended December 31, 1997 and 1996 were $6.3 million and $40.8 million, respectively. The decrease in revenues of $34.5 million is due to a decrease in unrealized appreciation of marketable securities and investments of $32.1 million and a decrease in gain on sale of product development projects of $6.0 million (see Results of Operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995) offset by an increase in realized gain on sale of marketable securities and investments of $2.7 million and an increase in income from product development projects of $0.9 million. Unrealized (depreciation) appreciation for the years ended December 31, 1997 and 1996 was $(4.9) million and $27.2 million, respectively, The Partnership recognized unrealized depreciation of $4.9 million during 1997 primarily from its investment in 0.815 million shares of Biocompatibles to reflect a decrease in the market value from December 31, 1996 of $13.94 per share to $8.124 per share at December 31, 1997. During 1996, in accordance with Statement No. 115, the Partnership recorded its investment in 2.1 million restricted shares of Biocompatibles at a market value of $29.3 million ($13.94 per share) as compared to its cost basis of $2.1 million. Accordingly, the Partnership recognized unrealized appreciation of $27.2 million for the year ended December 31, 1996. Realized gain on sale of marketable securities and investments was $10.1 million for the year ended December 31, 1997, resulting from the sale by the Partnership of 1.285 million shares of Biocompatibles with an aggregate carrying value at December 31, 1996, of $17.9 million for proceeds of $28.0 million. Realized gain on sale of marketable securities and investments for the year ended December 31, 1996, was $7.4 million (see Results of Operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995). During the year ended December 31, 1997, the Partnership recognized income from product development projects of $0.9 million resulting from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). During 1997 the Partnership received 0.13 million common shares of Gensia with a market value on the date of distribution of $0.9 million as a payment made pursuant to certain product agreements between Gensia Sicor, Inc. and GCP.

      Expenses decreased from $1.3 million at December 31, 1996 to $0.4 million at December 31, 1997, primarily as a result of the General Partner's decision to discontinue charging a management fee to the Partnership.


      Year ended December 31, 1996 compared to the year ended December 31, 1995:

      Net income for the years ended December 31, 1996 and 1995 was $39.5 million and $5.3 million, respectively. The favorable variance of $34.2 million resulted from an increase in revenues of $25.9 million and a decrease in expenses of $8.3 million.

      Revenues increased from $14.9 million in 1995 to $40.8 million in 1996 resulting primarily from increases in (i) unrealized appreciation of investments of $17.4 million, (ii) the gain from the sale of a product development project of $6.0 million, and (iii) the gain on the sale of marketable securities and investments of $3.0 million offset by a decrease on the gain upon distribution of warrants of $0.3 million. Unrealized appreciation for the years ended December 31, 1996 and 1995 was $27.2 million and $9.7 million, respectively. As of December 31, 1996, in accordance with Statement No. 115, the Partnership recorded its investment of 2.1 million restricted shares of Biocompatibles at its market value of $29.3 million ($13.94 per share) as compared to its carrying value of $2.1 million ($1.00 per share) at December 31, 1995 resulting in unrealized appreciation of $27.2 million. At December 31, 1995, the Partnership's investment of 0.65 million unrestricted shares of Biocompatibles had a market value of $4.8 million ($7.375 per share) as compared to a carrying value of $0.65 million ($1.00 per share). The Partnership's investment of 0.36 million shares of GelTex Pharmaceuticals, Inc. ("GelTex") had a market

(ITEM 7 CONTINUED)

value of $4.4 million ($12.25 per share) and a carrying value of $1.0 million. Accordingly, the Partnership recognized unrealized appreciation on its equity investments in Biocompatibles and GelTex of $4.15 million and $3.4 million, respectively. Also, as of December 31, 1995, the Partnership held exercisable warrants to purchase common shares of Athena Neurosciences, Inc. ("Athena") and Alkermes whereby the market value for each of the common shares as of this date exceeded the exercise prices of the warrants. The Partnership recorded its investments in these warrants at their intrinsic values (the excess of the market price over the exercise price), and accordingly, recognized unrealized appreciation of $2.1 million. In 1996, the Partnership sold its rights, title and interest in its callable warrant to purchase 500,000 shares of Athena as well as its various product program agreements with Athena for a purchase price of $6.0 million and recognized a gain of this amount from the sale. The Partnership recognized a gain from the sale of investments of $7.4 million and $4.4 million for the years ended December 31, 1996 and 1995, respectively. During 1996, the Partnership sold its investments of (i) 0.65 million shares of Biocompatibles for proceeds of $5.3 million with a carrying value of $4.8 million resulting in a gain of $0.5 million; (ii) 0.36 million shares of GelTex for proceeds of $6.8 million with a carrying value of $4.4 million resulting in a gain of $2.4 million; (iii) 0.024 million shares of Alkermes for net proceeds of $0.3 million with a carrying value of $0.2 million resulting in a gain of $0.1 million; and (iv) 0.3 million shares of Elan Corporation, plc for proceeds of $8.3 million and a carrying value of $6.1 million resulting in a gain of $2.2 million. In addition, the Partnership sold its entitlement to Biocompatibles Rights for total proceeds of $2.2 million and recognized a gain on the sale of this amount. In October 1995, the Partnership sold 0.75 million shares of Biocompatibles common stock at an aggregate sales price of $3.5 million and recognized a gain upon the sale of $2.8 million. In November 1995, the Partnership exercised its warrant to purchase 0.1 million shares of Cephalon, Inc. common stock at an aggregate exercise price of $1.5 million and simultaneously sold the shares at a selling price of $3.1 million, net of commissions. Accordingly, the Partnership recognized a gain upon sale of $1.6 million. The Partnership distributed to its Partners in 1995 warrants to purchase 0.2 million shares of Alkermes common stock. The exercise price of the warrants was $1.0 million ($5.00 per share) compared to the market value of the shares on the date of distribution of $1.3 million ($6.50 per share). The Partnership recognized a gain upon distribution of $0.3 million.

      Expenses for the years ended December 31, 1996 and 1995 were $1.3 million and $9.6 million, respectively. The decrease of $8.3 million resulted primarily from decreases in (i) expenditures under Projects of $5.6 million; (ii) write-down of an investment of $2.3 million and (iii) management fees of $0.3 million. Expenditures under Projects for the years ended December 31, 1996 and 1995 was $0.5 million and $6.1 million, respectively. In 1995, the Partnership accrued expenditures under Projects in the amount of $3.2 million. Also, in 1995, the Partnership funded its final commitment to a Project in the amount of $2.9 million. In 1995, GenPharm International, Inc. ("GenPharm") was restructured resulting in a spin-off of its European subsidiary, Pharming BV. In connection with the spin-off, the Partnership received 14,395 shares of Pharming BV stock which the General Partner had valued at $1.2 million. In addition, based on a review of the current and future financial prospects of GenPharm, the General Partner had determined that the Partnership's investment in GenPharm's convertible preferred stock, with a carrying value of $3.5 million, should be valued at zero. Accordingly, the Partnership recognized a net write-down of its GenPharm related investments in the amount of $2.3 million. Management fees were further reduced in 1995 as a result of the General Partner's decision to discontinue the management fee charged with respect to certain Projects.

(ITEM 7 CONTINUED)

YEAR 2000

      Like other financial and business organizations around the world, the Partnership could be adversely affected if the computer systems utilized by the Partnership and other service providers do not properly process and calculate date-related information from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." The Partnership intends to work with its software vendors to ensure that the Partnership's software is year 2000 compliant. The Partnership does not expect the incremental expenses associated with the year 2000 and the potential disruption to operations to be significant.

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

      Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. Based in part on discussions with the Advisory Board, the General Partner assesses and manages the Partnership's Projects. As part of its ongoing role in all Projects, the General Partner participates as a member of the board of directors of the corporate general partner of certain Projects or similar body with the Sponsor Companies with overall responsibility for each Project during the development phase. The General Partner makes regular visits to the facilities of Sponsor Companies in order to monitor the progress of Projects, and its representatives take part in important decisions with respect to development and commercial strategies. During the commercialization phase, the General Partner continues to review the Sponsor Companies' performance. In addition, the General Partner monitors the industries in which it undertakes Projects by attending trade shows, screening trade journals and reviewing changes in legislative and regulatory conditions.

      The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 1997:




NAME                           AGE              POSITION AND DATE APPOINTED
----                           ---              ---------------------------
DIRECTORS
     Dhananjay M. Pai          35               Director since December 1996
     Gerald F. Goertz, Jr.     40               Director since April 1995
     William J. Nolan          50               Director since February 1997

EXECUTIVE OFFICERS
     Dhananjay M. Pai          35               President since December 1996
     William J. Nolan          50               Treasurer since February 1997
     Dorothy F. Haughey        73               Secretary since July 1985


      The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(ITEM 10 CONTINUED)

DIRECTORS

      MR. PAI is a Managing Director of PWI. Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or Officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

      MR. GOERTZ is a Senior Vice President and Director of Specialized Investment Services of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. Mr. Goertz received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Master of Business Administration from Memphis State University in 1982.

      MR. NOLAN is Treasurer of Paine Webber Group Inc. and Executive Vice President and Treasurer of PWI. He is a member of PaineWebber's Asset/Liability Management Commitee. Prior to his employment with PWI in 1984, Mr. Nolan was with Becker-Paribas and Bankers Trust Company. Mr. Nolan received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Stanford University Graduate School of Business.


EXECUTIVE OFFICERS

      MR. PAI, President, see "Directors" above.

      MR. NOLAN, Treasurer, see "Directors" above.

      MS. HAUGHEY, Secretary, joined PWI in 1962. She is the Secretary of PWI.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1998.

         PAINEWEBBER R&D PARTNERS III, L.P.

         By: PaineWebber Development Corporation
             (General Partner)

         By: /s/ Dhananjay M. Pai
         ------------------------
             Dhananjay M. Pai
             President and Principal Executive Officer

         By: /s/ Anthony M. DiIorio
         --------------------------
             Anthony M. DiIorio
             Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1998.


/s/ Dhananjay M. Pai
--------------------
Dhananjay M. Pai
President (principal executive officer) and Director

/s/ William J. Nolan
--------------------
William J. Nolan
Director

/s/ Gerald F. Goertz, Jr.
-------------------------
Gerald F. Goertz, Jr.
Director

* The capacities listed are with respect to PWDC, the General Partner of the Registrant.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Index to Financial Statements


Description                                                 Page
-----------                                                 ----

Index to Financial Statements                               F-1

Selected Financial Data                                     F-2

Quarterly Financial Information (Unaudited)                 F-3

Report of Independent Auditors                              F-4

Statements of Financial Condition,
    at December 31, 1997 and 1996                           F-5

Statements of Operations,
    for the years ended December 31, 1997, 1996 and 1995    F-6

Statements of Changes in Partners' Capital,
    for the years ended December 31, 1997, 1996 and 1995    F-6

Statements of Cash Flows,
    for the years ended December 31, 1997, 1996 and 1995    F-7

Notes to Financial Statements                               F-8 to F-16


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)


Selected Financial Data
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                      1997                1996               1995                1994                1993
------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                              $  6,351,971       $  40,810,648      $  14,856,172        $   3,751,749     $   3,014,763
   Net income (loss)                     $  5,930,581       $  39,513,429      $   5,306,891        $  (7,819,966)    $  (6,338,119)

Net income (loss) per partnership unit:

   Limited partners (A)                  $     117.43       $      782.37      $      105.08        $     (154.84)    $     (125.49)
   General partner                       $  59,305.81       $  395,134.29      $   53,068.91        $  (78,199.66)    $  (63,381.19)

Financial Condition:

   Total assets                          $ 10,675,272       $  32,633,103      $  17,914,426        $  19,508,779     $  31,142,666
   Partners' capital                     $ 10,595,607       $  32,442,803      $  17,825,211        $  17,872,217     $  28,813,825

Distributions to partners:
   Cash                                  $ 27,777,777       $  24,895,837      $   5,050,505        $           -     $           -
   Alkermes, Inc. warrants
    (at intrinsic value) (B)             $          -       $           -      $     303,392        $           -     $           -
   Cephalon, Inc. warrants
    (at intrinsic value) (B)             $          -       $           -      $           -        $   3,121,642     $           -
   Gensia, Inc. warrants
    (at intrinsic value) (B)             $          -       $           -      $           -        $           -     $   1,527,465

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

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                           Net Income (Loss)
                                                       Net Income                        Per Partnership Unit (A)
                             Revenues                    (Loss)                Limited Partners        General Partner
----------------------------------------------------------------------     -------------------------------------------------
 Calendar 1997

 4th Quarter        $        (1,756,963)     $         (2,052,718)    $                (40.64)   $         (20,527.18)

 3rd Quarter                 (8,334,209)               (8,374,462)                    (165.81)             (83,744.62)

 2nd Quarter                  5,755,092                 5,711,687                      113.09               57,116.87

 1st Quarter                 10,688,051                10,646,074                      210.79              106,460.74

----------------------------------------------------------------------------------------------------------------------------

Calendar 1996

 4th Quarter         $       14,014,291       $        13,844,845      $               274.14    $         138,448.45

 3rd Quarter                  2,874,006                 2,702,018                       53.50               27,020.18

 2nd Quarter                 17,562,388                17,134,012                      339.25              171,340.12

 1st Quarter                  6,359,963                 5,832,554                      115.48               58,325.54

----------------------------------------------------------------------------------------------------------------------------

Calendar 1995

4th Quarter         $         4,945,967      $           (428,166)    $                 (8.47)  $           (4,281.66)

3rd Quarter (B)               6,088,165                 5,327,420                      105.48               53,274.20

2nd Quarter (C)               3,594,170                 1,933,280                       38.28               19,332.80

1st Quarter                     227,870                (1,525,643)                     (30.21)             (15,256.43)

----------------------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 partnership units and a 1% general partnership interest.
(B) Amounts have been restated from the amounts reported as of September 30, 1995.
(C) Amounts have been restated from the amounts reported as of June 30, 1995.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

New York, New York
March 23, 1998

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition


                                                                December 31,         December 31,
                                                                        1997                 1996
--------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value             $         8,479,372    $         911,375

      Investments, at fair value                                   2,150,000           31,423,754

      Advances to product development projects                        35,972              297,974

      Royalty income receivable                                        9,928                    -

                                                           ==================     ================
Total assets                                             $        10,675,272    $      32,633,103
                                                           ==================     ================


Liabilities and partners' capital:

      Accrued liabilities                                $            76,052    $          99,420

      Payable to Paine Webber Development Corp.                        3,613                3,613

      Other liability                                                      -               87,267

                                                           ------------------     ----------------
                                                                      79,665              190,300

      Partners' capital                                           10,595,607           32,442,803

                                                           ==================     ================
Total liabilities and partners' capital                  $        10,675,272    $      32,633,103
                                                           ==================     ================


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations



For the years ended December 31,                                        1997                 1996                  1995
------------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                    $           176,464    $         170,677    $          210,351
      Income from product development projects                       946,778               19,500               146,208
      Unrealized  (depreciation) appreciation of
       marketable securities and investments                      (4,876,389)          27,169,770             9,733,309
      Realized gain from sale of product development
        project                                                            -            6,000,000                     -
      Realized gain on distribution of warrants                            -                    -               303,392
      Net realized gain on sale of marketable
        securities and investments                                10,105,118            7,450,701             4,462,912
                                                           ------------------     ----------------     -----------------
                                                                   6,351,971           40,810,648            14,856,172
                                                           ------------------     ----------------     -----------------

Expenses:
      Expenditures under product development projects                262,002              528,193             6,074,149
      Management fee                                                       -              569,334               857,658
      General and administrative costs                               159,388              189,072               242,330
      Amortization of organization costs                                   -               10,620                25,144
      Write-down of investment                                             -                    -             2,350,000
                                                           ------------------     ----------------     -----------------
                                                                     421,390            1,297,219             9,549,281
                                                           ------------------     ----------------     -----------------

Net income                                               $         5,930,581    $      39,513,429    $        5,306,891
                                                           ==================     ================     =================

Net income per partnership unit:
      Limited partners (based on 50,000 units)           $            117.43    $          782.37    $           105.08
      General partner                                    $         59,305.81    $      395,134.29    $        53,068.91


--------------------------------------------------------------------------------


Statements of Changes in Partners' Capital


                                                                Limited               General
For the years ended December 31, 1997, 1996 and 1995           Partners               Partner               Total
------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                               $        17,693,584    $         178,633    $       17,872,217

Distributions to partners:
      Cash                                                        (5,000,000)             (50,505)           (5,050,505)
      Alkermes, Inc. warrants                                       (300,000)              (3,392)             (303,392)

Net income                                                         5,254,961               51,930             5,306,891
                                                           ------------------     ----------------     -----------------

Balance at December 31, 1995                                      17,648,545              176,666            17,825,211

Cash distributions to partners                                   (24,650,000)            (245,837)          (24,895,837)
Net income                                                        39,118,295              395,134            39,513,429
                                                           ------------------     ----------------     -----------------

Balance at December 31, 1996                                      32,116,840              325,963            32,442,803

Cash distributions to partners                                   (27,500,000)            (277,777)          (27,777,777)
Net income                                                         5,871,275               59,306             5,930,581
                                                           ------------------     ----------------     -----------------

Balance at December 31, 1997                             $        10,488,115    $         107,492    $       10,595,607
                                                           ==================     ================     =================


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows


For the years ended December 31,                                        1997                 1996                  1995
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                               $         5,930,581    $      39,513,429    $        5,306,891
Adjustments to reconcile net income  to
  cash provided by operating activities:
  Amortization of organization costs                                       -               10,620                25,144
  Unrealized depreciation (appreciation)
   of marketable securities and investments                        4,876,389          (27,169,770)           (9,733,309)
  Realized gain on distribution of warrants                                -                    -              (303,392)
  Write-down of investment                                                 -                    -             2,350,000

Decrease (increase) in operating assets:
  Marketable securities                                           16,829,368              517,023             9,578,818
  Investments                                                              -           11,264,892              (250,000)
  Interest receivable                                                      -               37,739                41,960
  Advances to product development projects                           262,002              528,193              (363,151)
  Royalty income receivable                                           (9,928)                   -                     -
  Other assets                                                             -               35,723                   750

(Decrease) increase in operating liabilities:
  Liabilities under product development projects                           -                    -            (1,456,326)
  Payable to PaineWebber Development Corporation                           -               (2,108)                3,327
  Accrued liabilities                                                (23,368)              15,926               (94,348)
  Other liability                                                    (87,267)              87,267                     -
                                                           ------------------     ----------------     -----------------
Cash provided by operating activities                             27,777,777           24,838,934             5,106,364
                                                           ------------------     ----------------     -----------------

Cash flows from financing activities:
  Distributions to partners                                      (27,777,777)         (24,895,837)           (5,050,505)
                                                           ------------------     ----------------     -----------------

(Decrease) increase in cash                                                -              (56,903)               55,859

Cash at beginning of period                                                -               56,903                 1,044
                                                           ------------------     ----------------     -----------------

Cash at end of period                                    $                 -    $               -    $           56,903
                                                           ==================     ================     =================

--------------------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1997, 1996 and 1995.

Supplemental schedule of non-cash activities:


------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                        1997                 1996                  1995
------------------------------------------------------------------------------------------------------------------------
Distribution of investments to partners:
  Alkermes, Inc. warrants                                $                 -    $               -    $          303,392

------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements



1.    ORGANIZATION AND BUSINESS

      PaineWebber R&D Partners III, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc., is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

      The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership has been engaged in diverse product development projects (the "Projects") including product development contracts, participation in other partnerships and investments in securities of Sponsor Companies. Once the product development phase has been completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. The Partnership obtained warrants to purchase the common stock of Sponsor Companies to provide additional capital appreciation to the Partnership which was not directly dependent upon the outcome of the Projects (see Note 5).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements


(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:



                                                                                 Limited           General
                                                                                 Partners          Partner
                                                                                 --------          -------
I.       Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At
         December 31, 1997, Contribution Payout was $1,325 per Unit ..............  99%               1%

II.      After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")...............  80%              20%

III.     After Final Payout.......................................................  75%              25%


      During the year ended December 31, 1997, the Partnership made cash distributions of $27,777,777 ($550 per Unit; $277,777 to the General Partner). At December 31, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1997, the cumulative profits of the Partnership were $588 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements


(NOTE 2 CONTINUED)

      The Partnership's investments in stock of non-public companies are subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities are valued at cost, except when a decrease is required based on the General Partner's evaluations of the project technology or Sponsor Company. These evaluations of value are made based on currently available information and may not necessarily represent the amount, if any, which may ultimately be realized.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements



3.   MARKETABLE SECURITIES AND INVESTMENTS

     MARKETABLE SECURITIES

     The Partnership held the following marketable securities at:


                                                     December 31, 1997                    December 31, 1996
                                                     -----------------                    -----------------
                                                 Market              Cost             Market              Cost
                                                 ------              ----             ------              ----
Money market fund                             $ 1,057,907        $ 1,057,907        $ 911,375          $ 911,375
Biocompatibles International plc
   (815,000 common shares)                      6,620,596            815,000             ----               ----
Gensia Sicor, Inc.
   (137,772 common shares)                        800,869            936,850             ----               ----
                                              -----------        -----------        ---------          ---------
                                              $ 8,479,372        $ 2,809,757        $ 911,375          $ 911,375
                                              ===========        ===========        =========          =========

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. As of January 1, 1997, the Partnership had agreed not to sell, assign, transfer or otherwise dispose of its investment of 2,100,000 common shares for a period which expired in April 1997 - (see Investments). Upon expiration of the restriction period, the Partnership sold 1,285,000 shares of Biocompatibles for proceeds of $28,017,867. The carrying value of the shares at December 31, 1996, was $17,912,749 ($13.94 per share) and, accordingly, the Partnership recognized a realized gain for the year ended December 31, 1997, of $10,105,118. The remaining investment of 815,000 shares has been recorded at a market value of $8.124 per share as of December 31, 1997 and, accordingly, the Partnership recognized unrealized depreciation of $4,740,408 for the year then ended (See Note 7 Subsequent Event).

      During 1997, the Partnership received 137,772 common shares of Gensia Sicor, Inc. ("Gensia") as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). The shares had a market value on the date of distribution of $6.80 per share (see Note 5). As of December 31, 1997, the market value of Gensia shares decreased to $5.813 per share and, accordingly, the Partnership recognized unrealized depreciation of $135,981.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements


(Note 3 Continued)

INVESTMENTS

         The Partnership held the following investments at:


                                                     December 31, 1997                    December 31, 1996
                                                     -----------------                    -----------------
                                             Carrying Value          Cost         Carrying Value          Cost
                                             --------------          ----         --------------          ----
Biocompatibles International plc:
   2,100,000 Restricted                    $           ----    $       ----     $     29,273,754  $    2,100,000
   Common Shares
GenPharm International, Inc.                           ----            ----                    0            ----
   1,000,000 Shares of Series E
   Convertible Preferred Stock
Genzyme Molecular Oncology                        1,000,000       1,000,000                 ----            ----
  Division
   713,091 Restricted Common Shares
Medarex, Inc.                                             0            ----                 ----            ----
    281,708 Restricted Common Shares
Pharming BV                                       1,150,000       3,500,000            1,150,000       3,500,000
   14,395 Shares of Class A Stock
PharmaGenics, Inc.                                     ----            ----            1,000,000       1,000,000
   480,242 Shares of Series C
   Convertible Preferred Stock
                                           ---------------    ---------------    ---------------   ---------------
                                           $     2,150,000    $     4,500,000    $    31,423,754   $     6,600,000
                                           ===============    ===============    ===============   ===============


      At December 31, 1996, in accordance with Statement No. 115, the Partnership recorded its investment of 2,100,000 restricted shares of Biocompatibles at the market value of $13.94 per share as compared to a carrying value of $1.00 per share. Accordingly, the Partnership recognized unrealized appreciation of $27,173,754 for the year then ended. Upon expiration of the restriction period in April 1997, the Partnership sold 1,285,000 Biocompatibles shares and reclassed the remaining investment of 815,000 shares from Investments to Marketable Securities. In 1996, the Partnership sold 650,000 shares of Biocompatibles for proceeds of $5,291,129 (average price per share of $8.14). The carrying value as of December 31, 1995 of the shares, including unrealized appreciation of $4,143,750 for the year then ended, was $4,793,750 ($7.375 per share). Accordingly, the Partnership recognized a realized gain of $497,379. In 1995, the Partnership sold 750,000 Biocompatibles shares for proceeds of $3,537,782 as compared to a carrying value at December 31, 1994, of $750,000 and recognized a realized gain of $2,787,782. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one right for every six shares owned (aggregating 458,333 Rights). In May 1996, the Partnership sold its entitlement to the Rights at a price of (pound)1.25 per Right. The Partnership received aggregate proceeds, net of commissions, of $865,798 ((pound)571,484) and recognized a gain of this amount from the sale for the year ended December 31, 1996. A second Rights Issue by Biocompatibles in November 1996 entitled the Partnership to purchase four Rights for every 23 shares owned (aggregating 365,217 Rights). In December 1996, the

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements

(Note 3 Continued)

Partnership sold its entitlement to the rights at a price of (pound)2.20 per Right for aggregate proceeds, net of commissions, of $1,339,815 ((pound)803,477). The Partnership recognized a gain of this amount for the year ended December 31, 1996.

      GenPharm International, Inc. ("GenPharm") is a biotechnology company which is pursuing the research and development of transgenic technology for human medical applications. In 1995, GenPharm's restructuring resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership received 14,395 shares of Pharming BV Class A stock which the General Partner valued at $1,150,000. Concurrently, the Partnership's investment of 1,000,000 shares of GenPharm's convertible preferred stock was valued at zero based on a review of the current and future financial prospects of GenPharm at that time. Accordingly, the Partnership recognized a net write-down of its GenPharm related investments of $2,350,000 for the year ended December 31, 1995. Pursuant to an Agreement and Plan of Reorganization dated as of May 5, 1997, GenPharm was acquired by Medarex, Inc. ("Medarex") whereby the outstanding common and preferred stock of GenPharm was exchanged for Medarex common stock. In October 1997, the Partnership received 281,708 common shares of Medarex in exchange for its investment of 1,000,000 Series E convertible preferred shares. The Medarex shares are not saleable until after December 31, 1998. The market value of unrestricted Medarex common stock at December 31, 1997, was $5.25 per share.

      PharmaGenics, Inc. ("PharmaGenics") is an integrated drug discovery company engaged in the research and development of pharmaceuticals for the treatment of cancer as well as other human diseases. The Partnership funded $5,000,000 in connection with its Project with PharmaGenics which the Partnership expensed in previous years. In 1995, the Partnership made a loan to PharmaGenics in the amount of $1,000,000 which was subsequently converted into 480,242 shares of Series C Convertible Preferred Stock. In June 1997, the Partnership exercised its option to exchange its rights, title and interests in the various program agreements with PharmaGenics in return for 2,028,428 additional shares of PharmaGenics prefered stock. PharmaGenics preferred stock was not publicly traded; therefore, no gain or loss was recognized on the exchange. On June 18, 1997, the acquisition by Genzyme Corporation ("Genzyme") of PharmaGenics to form Genzyme Molecular Oncology ("GMO") was completed. On this date, the Partnership's total investment in PharmaGenics of 2,508,670 preferred shares was converted into 713,091 restricted common shares of GMO, subject to certain adjustments. GMO common stock is not publicly traded; therefore, the Partnership has recorded its investment in GMO stock at the carrying value attributable to its investment in PharmaGenics preferred stock of $1,000,000. Pursuant to the terms of the acquisition, the Partnership will be entitled to sell its GMO stock approximately nine months following the completion of an initial public offering by GMO.

      In 1996, the Partnership sold its investment of 357,233 common shares of GelTex Pharmaceuticals Inc. for proceeds of $6,805,351 (average price per share of $19.05). The Partnership recorded the shares at December 31, 1995, at their market value of $4,376,104 ($12.25 per share), including unrealized appreciation recorded in 1995 of $3,376,104. Accordingly, the Partnership recognized a gain of $2,429,247 for the year ended December 31, 1996. At December 31, 1995, the Partnership held an exercisable warrant to purchase 500,000 common shares of Athena Neurosciences, Inc. ("Athena") in which the market value of the common shares of $12.25 per share exceeded the exercise price of $8.20 per share. Accordingly, for the year ended December 31, 1995, the Partnership recorded this warrant at

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          Notes to Financial Statements


(NOTE 3 CONTINUED)

its intrinsic value of $2,025,000 and recognized unrealized appreciation of this amount. As a result of a merger between Athena and Elan Corporation, plc ("Elan"), the Partnership's warrant to purchase Athena shares was converted into a warrant to purchase 295,600 Elan shares. In 1996, the Partnership exercised its Elan warrant at an aggregate exercise price of $4,099,972 ($13.87 per share) and subsequently sold the shares for proceeds of $8,320,588 (average price per share of $28.15). The Partnership recognized a gain of $2,195,616 upon the sale for the year ended December 31, 1996.

4.    RELATED PARTY TRANSACTIONS

      The General Partner received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first of each fiscal year in an amount proportionate to the increase for the prior year in the Consumer Price Index published by the United States Department of Labor. As of January 1, 1997, the General Partner has eliminated the management fee charged to the Partnership. The management fees paid by the Partnership to the General Partner for the years ended December 31, 1996 and 1995, were $569,334 and $857,658, respectively.

      The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI").

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

      Pursuant to certain product agreements between GCP and Gensia, Gensia was required to remit a milestone payment to GCP upon the approval of the GenESA(TM)System by the U.S. Food and Drug Administration. Such approval was received in September 1997 and, as part of the agreements, Gensia remitted payment to GCP in shares of Gensia common stock. The Partnership, as a limited partner in GCP, received 137,772 shares of Gensia with a market value on the date of distribution of $6.80 per share and, accordingly, recognized income from product development projects in the amount of $936,850 for the year ended December 31, 1997 (see Note 3 - Marketable Securities).

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At December 31, 1997, the Partnership owned the following warrants:


                                     Number of              Exercise                               12/31/97
                                  Shares that can             Price             Exercise         Market Price
                                   be Purchased             per Share            Period           Per Share*
-------------------------------------------------------------------------------------------------------------------
Cayenne Software, Inc.               35,512                 $  25.91         Current to 7/98        $2.063

Repligen Corporation                133,000                 $   2.50         Current to 3/01        $0.781
                                    252,700                 $   3.50         Current to 3/01
-------------------------------------------------------------------------------------------------------------------

              * The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to December 31, 1997, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

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


7.    SUBSEQUENT EVENT

      As of March 23, 1998, the market value of the Biocompatibles' shares had decreased to approximately $2.2 million ($2.69 per share) from approximately $6.6 million ($8.124 per share) as of December 31, 1997, resulting in unrealized depreciation to the Partnership of approximately $4.4 million.