Form 10-Q
period 1998-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 1998-05-14
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

       Registrant's telephone number, including area code: (212) 713-2000
                             ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                             ----------------------

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                 MARCH 31, 1998


                               Table of Contents


PART I.     FINANCIAL INFORMATION                                         Page

Item 1.     Financial Statements

            Statements of Financial Condition (unaudited) at
            March 31, 1998 and December 31, 1997                           2

            Statements of Operations
            (unaudited) for the three months ended
            March 31, 1998 and 1997                                        3

            Statement of Changes in Partners' Capital
            (unaudited) for the three months ended
            March 31, 1998                                                 3

            Statements of Cash Flows
            (unaudited) for the three months ended
            March 31, 1998 and 1997                                        4

            Notes to Financial Statements
            (unaudited)                                                    5-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11

PART II.    OTHER INFORMATION

Item 5.     Other  Information                                            12

Item 6.     Exhibits and Reports on Form 8-K                              12

            Signatures                                                    13


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                      March 31,          December 31,
                                                                           1998                  1997
------------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value                 $        5,408,935    $        8,479,372

      Investments, at fair value                                      2,150,000             2,150,000

      Advances to product development projects                           35,972                35,972

      Royalty income receivable                                           9,928                 9,928

      Prepaid expenses                                                    3,609                     -

                                                               =================     =================
Total assets                                                 $        7,608,444    $       10,675,272
                                                               =================     =================


Liabilities and partners' capital:

      Payable to PaineWebber Development Corp.               $            3,613    $            3,613

      Accrued liabilities                                                58,906                76,052

                                                               -----------------     -----------------
                                                                         62,519                79,665

      Partners' capital                                               7,545,925            10,595,607

                                                               =================     =================
Total liabilities and partners' capital                      $        7,608,444    $       10,675,272
                                                               =================     =================

------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended March 31,                                       1998                  1997
------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                        $           13,478    $           11,651
      Unrealized (depreciation) appreciation  of
        investments and marketable securities                        (3,025,421)           10,676,400
                                                               -----------------     -----------------
                                                                     (3,011,943)           10,688,051
                                                               -----------------     -----------------

Expenses:
      General and administrative costs                                   37,739                41,977
                                                               -----------------     -----------------

Net income (loss)                                            $       (3,049,682)   $       10,646,074
                                                               =================     =================

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)               $           (60.38)   $           210.79
      General partner                                        $       (30,496.82)   $       106,460.74

------------------------------------------------------------------------------------------------------
See notes to financial statements.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)
                                                                   Limited               General
For the three months ended March 31, 1998                          Partners              Partner                Total
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $       10,488,115    $          107,492    $      10,595,607

Net loss                                                             (3,019,185)              (30,497)          (3,049,682)

                                                               =================     =================     ================
Balance at March 31, 1998                                    $        7,468,930    $           76,995    $       7,545,925
                                                               =================     =================     ================

---------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the three months ended March 31,                                       1998                  1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $       (3,049,682)   $       10,646,074
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
Unrealized depreciation (appreciation) of investments
  and marketable securities                                           3,025,421           (10,676,400)

Decrease (increase) in operating assets:
  Marketable securities                                                  45,016               153,425
  Prepaid expense                                                        (3,609)                    -

Decrease in operating liabilities:
  Other liability                                                             -               (87,267)
  Accrued liabilities                                                   (17,146)              (35,832)

                                                               -----------------     -----------------
Cash provided by operating activities                                         -                     -
                                                               -----------------     -----------------

Increase in cash                                                              -                     -

Cash at beginning of period                                                   -                     -
                                                               -----------------     -----------------

Cash at end of period                                        $                -    $                -
                                                               =================     =================


------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended
  March 31, 1998 and 1997.
------------------------------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

      The financial information as of and for the periods ended March 31, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. ( the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1998, are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                         LIMITED      GENERAL
                                                                                        PARTNERS      PARTNER
                                                                                       ----------    ---------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At March 31,
         1998, Contribution Payout was $1,338 per Unit ...........................         99%           1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")...............         80%          20%

   III.  After Final Payout.......................................................         75%          25%

      During the three months ended March 31, 1998, the Partnership made no cash or security distributions. At March 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 1998, the cumulative profits of the Partnership were $528 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    MARKETABLE SECURITIES AND INVESTMENTS

      MARKETABLE SECURITIES

      The Partnership held the following marketable securities at:

                                                      MARCH 31, 1998                            DECEMBER 31, 1997
                                          --------------------------------------    --------------------------------------
                                                MARKET               COST                 MARKET               COST
                                          --------------------------------------    --------------------------------------
Money market fund                            $ 1,012,891        $ 1,012,891            $ 1,057,907        $ 1,057,907

Biocompatibles International plc
   (815,000 common shares)                     2,342,661            815,000              6,620,596            815,000


Gensia Sicor, Inc.
   (137,772 common shares)                       688,860            936,850                800,869            936,850

Medarex, Inc.
   (281,708 restricted common shares)          1,364,523                  0                   ----               ----
                                             -----------        -----------            -----------        -----------

                                             $ 5,408,935        $ 2,764,741            $ 8,479,372        $ 2,809,757
                                             ===========        ===========            ===========        ===========

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The market value of the shares at March 31, 1998, was $2.875 per share as compared to $8.124 per share at December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation for the three months ended March 31, 1998, of $4,277,935. At March 31, 1997, the Partnership's investment of 2,100,000 shares of Biocompatibles had a market value of $39,950,154 ($19.024 per share) as compared to $29,273,754 ($13.94 per share) as of December 31, 1996. The Partnership recognized unrealized appreciation of $10,676,400 for the three months ended March 31, 1997.

      During 1997, the Partnership received 137,772 common shares of Gensia Sicor, Inc. ("Gensia") with a market value on the date of distribution of $6.80 per share as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). As of March 31, 1998, the market value of Gensia shares decreased to $5.00 per share as compared to $5.813 per share as of December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation of $112,009 for the three months ended March 31, 1998.

      Upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex, Inc. ("Medarex") in 1997, the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex. The Medarex shares are saleable on or after January 1, 1999. In accordance with Statement No. 115, at March 31, 1998, the Partnership reclassed the securities from investments to marketable securities since the restriction period was less than one year and recorded its investment in the Medarex shares at a market value of $1,364,523 ($4.84375 per share). Accordingly, the Partnership recognized unrealized appreciation of this amount for the quarter ended March 31, 1998.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


INVESTMENTS

      The Partnership held the following investments at:

                                                      March 31, 1998                           December 31, 1997
                                          --------------------------------------    --------------------------------------
                                            Carrying Value              Cost          Carrying Value              Cost
                                          --------------------------------------    --------------------------------------
Genzyme Molecular Oncology                  $   1,000,000         $   1,000,000       $   1,000,000         $   1,000,000
  Division
  713,091 restricted common shares

Medarex, Inc.                                        ----                  ----                   0                  ----
  281,708 restricted common shares

Pharming BV
  14,395 restricted shares of Class A           1,150,000             3,500,000           1,150,000             3,500,000
  stock                                         ---------             ---------           ---------             ---------

                                            $   2,150,000         $   4,500,000       $   2,150,000         $   4,500,000
                                                =========             =========           =========             =========

      A restructuring by GenPharm in 1995 resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership (as a shareholder of GenPharm) received 14,395 shares of Pharming BV Class A restricted stock which the General Partner valued at $1,150,000 based on the current and future financial prospects on Pharming BV at that time.

      Upon the acquisition by Genzyme Corporation ("Genzyme") of PharmaGenics, Inc. ("PharmaGenics") to form Genzyme Molecular Oncology ("GMO"), the Partnership's total investment in PharmaGenics preferred shares was converted into 713,091 restricted common shares of GMO, subject to certain adjustments. GMO common stock is not publicly traded; therefore, the Partnership recorded its investment in GMO stock at the carrying value attributable to its original investment in PharmaGenics preferred stock of $1,000,000. Pursuant to the terms of the acquisition, the Partnership will be entitled to sell its GMO stock approximately nine months following the completion of an initial public offering by GMO.

4.    RELATED PARTY TRANSACTIONS

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for uSe in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies.

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At March 31, 1998, the Partnership owned the following warrants:

                                         Number of          Exercise                                 3/31/98
                                      Shares that can         Price              Exercise          Market Price
                                       be Purchased         per Share             Period            Per Share*
--------------------------------------------------------------------------------------------------------------------
Cayenne Software, Inc.                     35,512           $  25.91         Current to 7/98         $2.90625

Repligen Corporation                      133,000           $   2.50         Current to 3/01         $1.18750
                                          252,700           $   3.50         Current to 3/01
--------------------------------------------------------------------------------------------------------------------

      * The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to March 31, 1998, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

      Upon the exercise by the Partnership of its exchange option with PharmaGenics in 1997, the Partnership's warrant to purchase 1,000,000 shares of PharmaGenics at an exercise price of $2.15 per share was terminated. In addition, the Partnership's purchase option warrant to purchase 666,667 PharmaGenics' shares was cancelled upon the closing of the acquisition of PharmaGenics by Genzyme.

6.    INCOME TAXES

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital decreased from $10.6 million at December 31, 1997, to $7.5 million at March 31, 1998, resulting from the recognition of net loss for the three months ended March 31, 1998, of $3.1 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets decreased from $8.5 million at December 31, 1997 to $5.4 million at March 31, 1998 resulting primarily from a decrease in the market values of securities held as of these dates (as discussed in Results of Operations below).

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

      Net loss for the three months ended March 31, 1998, was $3.1 million compared to net income of $10.6 million for the three months ended March 31, 1997. The unfavorable variance of $13.7 million was due to a decrease in revenues of this amount.

      Revenues for the quarters ended March 31, 1998 and 1997, consisting primarily of unrealized (depreciation) appreciation of investments and marketable securities, were $(3.0) million and $10.7 million, respectively. For the three months ended March 31, 1998, the Partnership recognized net unrealized depreciation of $3.0 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.138 shares of Gensia and 0.282 shares of Medarex. The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $2.875 per share as of March 31, 1998, resulting in unrealized depreciation of the three months ended March 31, 1998 of $4.3 million. Likewise, the market value per share of Gensia decreased as of these dates from $5.813 to $5.00 resulting in unrealized depreciation for the quarter ended March 31, 1998 of $0.1 million. In accordance with Statement No. 115, at March 31, 1998, the Partnership recorded its investment in Medarex common stock at a market value of $4.84375 per share recognizing appreciation of $1.4 million for the quarter then ended. For the quarter ended March 31, 1997, the Partnership recorded unrealized appreciation of $10.7 million on its investment of 2.1 million shares of Biocompatibles. The market value of the shares increased from $29.3 million ($13.94 per share) at December 31, 1996, to $40.0 million ($19.04 per share) as of March 31, 1997.

      There were no material variances in expenses for the quarter ended March 31, 1998 as compared to the same period in 1997.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

             On April 27, 1998, Gensia and Gensia Automedics, Inc. announced their decision not to exercise the Purchase Option Agreement granted by GCP (of which the Partnership is a limited partner) to repurchase the technology associated with the GenESA(TM) System.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        A)   EXHIBITS:

             None

        B)   REPORTS ON FORM 8-K:

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1998.

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