Form 10-Q
period 1998-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 1998-08-14
CIK 865936

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 1998
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______


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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                  JUNE 30, 1998


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Statements of Financial Condition (unaudited) at
          June 30, 1998 and December 31, 1997                                  2

          Statements of Operations
          (unaudited) for the three and six months ended
          June 30, 1998 and 1997                                             3-4

          Statement of Changes in Partners' Capital
          (unaudited) for the six months ended
          June 30, 1998                                                        5

          Statements of Cash Flows
          (unaudited) for the six months ended
          June 30, 1998 and 1997                                               6

          Notes to Financial Statements                                     7-12
          (unaudited)

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    13-14

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                   15

Item 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          16


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                         June 30,          December 31,
                                                                             1998                  1997
--------------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value                   $        5,009,508    $        8,479,372

      Investments, at fair value                                        2,150,000             2,150,000

      Advances to product development projects                             35,972                35,972

      Royalty income receivable                                             9,928                 9,928

      Prepaid expense                                                       3,608                     -

                                                                 =================     =================
Total assets                                                   $        7,209,016    $       10,675,272
                                                                 =================     =================

Liabilities and partners' capital:

      Payable to PaineWebber Development Corporation           $                -    $            3,613

      Accrued liabilities                                                  50,078                76,052

                                                                 -----------------     -----------------
                                                                           50,078                79,665

      Partners' capital                                                 7,158,938            10,595,607

                                                                 =================     =================
Total liabilities and partners' capital                        $        7,209,016    $       10,675,272
                                                                 =================     =================
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)


For the three months ended June 30,                                          1998                  1997
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           12,634    $          103,581
      Unrealized (depreciation) appreciation of marketable
       securities and investments                                        (357,255)            2,255,391
      Realized gain on sale of investments and
       marketable securities                                                    -             3,396,120
                                                                 -----------------     -----------------
                                                                         (344,621)            5,755,092
                                                                 -----------------     -----------------
Expenses:
      Expenditures under product development projects                           -                14,700
      General and administrative costs                                     42,366                28,705
                                                                 -----------------     -----------------
                                                                           42,366                43,405
                                                                 -----------------     -----------------
Net income (loss)                                              $         (386,987)   $        5,711,687
                                                                 =================     =================
Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                 $            (7.66)   $           113.09
      General partner                                          $        (3,869.87)   $        57,116.87
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)


For the six months ended June 30,                                            1998                  1997
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           26,112    $          115,232
      Income from product development project                                   -                     -
      Unrealized (depreciation) appreciation of marketable
       securities and investments                                      (3,382,676)            6,627,631
      Realized gain on sale of investments and
       marketable securities                                                    -             9,700,280
                                                                 -----------------     -----------------
                                                                       (3,356,564)           16,443,143
                                                                 -----------------     -----------------
Expenses:
      Expenditures under product development projects                           -                14,700
      General and administrative costs                                     80,105                70,682
                                                                 -----------------     -----------------
                                                                           80,105                85,382
                                                                 -----------------     -----------------
Net income (loss)                                              $       (3,436,669)   $       16,357,761
                                                                 =================     =================
Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                 $           (68.05)   $           323.88
      General partner                                          $       (34,366.69)   $       163,577.61
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                                     Limited               General
For the six months ended June 30, 1998                               Partners              Partner                Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                     $       10,488,115    $          107,492    $      10,595,607

Net loss                                                               (3,402,302)              (34,367)          (3,436,669)

                                                                 =================     =================     ================
Balance at June 30, 1998                                       $        7,085,813    $           73,125    $       7,158,938
                                                                 =================     =================     ================
-----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


For the six months ended June 30,                                            1998                  1997
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                              $       (3,436,669)   $       16,357,761
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized depreciation (appreciation) of marketable
    securities and investments                                          3,382,676            (6,627,631)


Decrease (increase) in operating assets:
  Marketable securities                                                    87,188            (4,179,765)
  Investments                                                                   -            17,285,455
  Advances to product development project                                       -                14,700
  Prepaid expense and other assets                                         (3,608)               (3,989)

Decrease in operating liabilities:
  Other liability                                                               -               (87,267)
  Payable to PaineWebber Development Corporation                           (3,613)                    -
  Accrued liabilities                                                     (25,974)              (31,992)
                                                                 -----------------     -----------------
Cash provided by operating activities                                           -            22,727,272
                                                                 -----------------     -----------------
Cash flows from financing activities:
  Distributions to partners                                                     -           (22,727,272)
                                                                 -----------------     -----------------
Decrease in cash                                                                -                     -

Cash at beginning of period                                                     -                     -
                                                                 -----------------     -----------------
Cash at end of period                                          $                -    $                -
                                                                 =================     =================
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 1998 and 1997.
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended June 30, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. ( the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1998, are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1998.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

         All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                              Limited    General
                                                              Partners   Partner
                                                              --------   -------
I.   Until the value of the aggregate distributions for
     each limited partnership unit ("Unit") equals $1,000
     plus simple interest on such amount accrued at 5% per
     annum ("Contribution Payout"). At June 30, 1998,
     Contribution was $1,350 per Unit.........................   99%        1%

II.  After Contribution Payout and until the value of the
     aggregate distributions for each Unit equals $5,000
     ("Final Payout").........................................   80%       20%

III. After Final Payout.......................................   75%       25%


         During the quarter ended June 30, 1998, the Partnership made no cash or security distributions. At June 30, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 1998, the cumulative profits of the Partnership were $520 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 2 CONTINUED)

         Marketable securities consist of a money market fund and common stock which are recorded at market value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

         The Partnership's investments in stock of non-public companies are subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities are valued at cost. The carrying value of these securities is adjusted when changes in their fair values are readily ascertainable. Downward adjustments relating to such securities are made in the event that the value as determined by the General Partner's evaluations of the project technology or Sponsor Company is deemed less than the carrying value. These evaluations of value are made based on currently available information and may not necessarily represent the amount, if any, which may ultimately be realized.

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

         The Partnership's warrants are currently exercisable and the Sponsor Company's stock is publicly traded, therefore, the warrants are carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximates fair value.

3.  MARKETABLE SECURITIES AND INVESTMENTS

    MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                                                June 30, 1998                            December 31, 1997
                                                   --------------------------------------------------------------------------------
                                                       Market                    Cost                Market               Cost
                                                   --------------           --------------       --------------      --------------
Money market fund                                  $      970,719           $      970,719       $    1,057,907      $    1,057,907
Biocompatibles International plc
  (815,000 common shares)                               1,621,386                  815,000            6,620,596             815,000
Gensia Sicor, Inc.
  (137,772 common shares)                                 551,088                  936,850              800,869             936,850
Medarex, Inc.
  (281,708 restricted common shares)                    1,866,315                        0                 ----                ----
                                                   --------------           --------------       --------------      --------------
                                                   $    5,009,508           $    2,722,569       $    8,479,372      $    2,809,757
                                                   ==============           ==============       ==============      ==============

         Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

compatibility problems associated with certain medical devices. The market value of the shares at June 30, 1998, was $1.99 per share as compared to $2.875 and $8.124 per share at March 31, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the three and six months ended June 30, 1998, of $721,275 and $4,999,210 respectively. During the quarter ended June 30, 1997, the Partnership sold 1,240,000 shares for total proceeds of $26,985,734. The carrying value of the shares sold, as of March 31, 1997 and December 31, 1996, was $23,589,614 ($19.024 per share) and $17,285,454 ($13.94 per share), respectively. Accordingly, the Partnership recognized a gain for the three months and six months ended June 30, 1997, of $3,396,120 and $9,700,280, respectively. The remaining investment at June 30, 1997 of 860,000 shares was recorded at the market value of $21.646 per share. The Partnership recognized unrealized appreciation on these shares for the three months and six months ended June 30, 1997 of $2,255,391 and $6,627,631, respectively.

         During 1997, the Partnership received 137,772 common shares of Gensia Sicor, Inc. ("Gensia") with a market value on the date of distribution of $6.80 per share as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). As of June 30, 1998, the market value of Gensia shares decreased to $4.00 per share as compared to $5.00 and $5.813 per share as of March 31, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation of $137,772 and $249,781 for the three and six months ended June 30, 1998, respectively.

         Upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex, Inc. ("Medarex") in 1997, the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex. The Medarex shares are saleable on or after January 1, 1999. In accordance with Statement No. 115, at March 31, 1998, the Partnership reclassified the securities from investments to marketable securities since the restriction period was less than one year and recorded its investment in the Medarex shares at a market value of $1,364,523 ($4.84375 per share). As of June 30, 1998, the market value of Medarex shares increased to $6.625. Accordingly, the Partnership recognized unrealized appreciation of $501,792 and $1,866,316 for the three and six months ended June 30, 1998, respectively.

INVESTMENTS

         The Partnership held the following investments at:

                                                                June 30, 1998                            December 31, 1997
                                                   --------------------------------------------------------------------------------
                                                   Carrying Value                Cost            Carrying Value           Cost
                                                   --------------           --------------       --------------      --------------
Genzyme Molecular Oncology                         $    1,000,000           $    1,000,000       $    1,000,000      $    1,000,000
  Division
  713,091 restricted common shares

Medarex, Inc.                                                ----                     ----                    0                ----
  281,708 restricted common shares
  (see Marketable Securities)

Pharming BV
  14,395 restricted shares of Class A                   1,150,000                3,500,000            1,150,000           3,500,000
  stock                                                 ---------                ---------            ---------           ---------

                                                   $    2,150,000           $    4,500,000       $    2,150,000      $    4,500,000
                                                        =========                =========            =========           =========

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

         A restructuring by GenPharm in 1995 resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership (as a shareholder of GenPharm) received 14,395 shares of Pharming BV Class A restricted stock which the General Partner valued at $1,150,000 based on the current and future financial prospects of Pharming BV at that time.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 5 CONTINUED)

         If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At June 30, 1998, the Partnership owned the following warrants:

                              Number of             Exercise                                       6/30/98
                           Shares that can            Price                 Exercise             Market Price
                            be Purchased            per Share                Period               Per Share*
---------------------------------------------------------------------------------------------------------------
Cayenne Software, Inc.           35,512             $  25.91             Current to 7/98           $1.5000

Repligen Corporation            133,000             $   2.50             Current to 3/01           $1.5938
                                252,700             $   3.50             Current to 3/01
---------------------------------------------------------------------------------------------------------------

            * The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices listed above may have changed significantly subsequent to June 30, 1998, and/or may change significantly in the future. The market prices above may not, therefore, be indicative of the ultimate values, if any, that may be realized by the Partnership.

         Upon the exercise by the Partnership of its exchange option with PharmaGenics in 1997, the Partnership's warrant to purchase 1,000,000 shares of PharmaGenics at an exercise price of $2.15 per share was terminated. In addition, the Partnership's purchase option warrant to purchase 666,667 PharmaGenics' shares was canceled upon the closing of the acquisition of PharmaGenics by Genzyme.

6.  INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $10.6 million at December 31, 1997, to $7.2 million at June 30, 1998, resulting from the recognition of a net loss for the six months ended June 30, 1998, of $3.4 million (as discussed in Results of Operations below).

         The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets decreased from $8.5 million at December 31, 1997 to $5.0 million at June 30, 1998 resulting primarily from a decrease in the market values of securities held as of these dates (as discussed in Results of Operations below).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997:

         Net loss for the three months ended June 30, 1998, was $0.4 million compared to net income of $5.7 million for the three months ended June 30, 1997. The unfavorable variance of $6.1 million was due to a decrease in revenues of this amount.

         Revenues for the quarters ended June 30, 1998 and 1997 were $(0.4) million and $5.7 million, respectively. The decrease of $6.1 million resulted primarily from a decline in realized gain on sale of investments and marketable securities of $3.4 million and an unfavorable change in unrealized appreciation (depreciation) of marketable securities of $2.6 million. For the three months ended June 30, 1998, the Partnership recognized net unrealized depreciation of $0.3 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.138 shares of Gensia and 0.282 shares of Medarex. The market value of Biocompatibles decreased from $2.875 per share at March 31, 1998 to $1.99 per share as of June 30, 1998, resulting in unrealized depreciation of the three months ended June 30, 1998 of $0.7 million. Likewise, the market value per share of Gensia decreased as of these dates from $5.00 to $4.00 resulting in unrealized depreciation for the three months ended June 30, 1998 of $0.1 million. The market value per share of Medarex increased from $4.84375 as of March 31, 1998 to $6.625 per share as of June 30, 1998 resulting in the recognition of unrealized appreciation of $0.5 million for the quarter ended June 30, 1998. For the quarter ended June 30, 1997, the Partnership recognized unrealized appreciation of $2.3 million on its investment of 0.86 million Biocompatibles shares as a result of an increase in the market value of the shares from $19.024 per share as of March 31, 1997 to $21.646 per share at June 30, 1997. Also during this quarter, the Partnership sold 1.2 million shares of Biocompatibles for proceeds of $27.0 million. The carrying value of the shares at March 31, 1997, was $23.6 million and, accordingly, the Partnership recognized a gain from the sale of $3.4 million.

         There were no material variances in expenses for the quarter ended June 30, 1998 as compared to the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997:

         Net loss for the six months ended June 30, 1998, was $3.4 million compared to net income of $16.4 million for the six months ended June 30, 1997. The unfavorable variance of $19.8 million was due to a decrease in revenues of this amount.

         Revenues for the six months ended June 30, 1998 and 1997, were $(3.4) million and $16.4 million, respectively. The decrease was due primarily to an unfavorable change in unrealized appreciation (depreciation) of $10.0 million and a decrease on the realized gain on the sale of investments and marketable securities of $9.7 million. For the six months ended June 30, 1998, the Partnership recognized net unrealized depreciation of $3.4 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.138 shares of Gensia and 0.282 shares of Medarex. The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $1.99 per share as of June 30, 1998, resulting in unrealized depreciation for the six months ended June 30, 1998 of $5.0 million. Likewise, the market value per share of Gensia decreased as of these dates from $5.813 to $4.00 resulting in unrealized depreciation for the six months ended June 30, 1998 of $0.3 million. During the six months ended June 30, 1998, in accordance with Statement No.115, the Partnership recorded its investment in Medarex restricted shares (with a restriction period of less than one year) at a market value of $6.625 per share at June 30, 1998 and, accordingly, recognized unrealized appreciation of $1.9 million. Unrealized appreciation for the six months ended June 30, 1997, was $6.6 million resulting from the Partnership's investment of 0.86 million Biocompatibles shares. The market value of the shares increased from $12.0 million ($13.94 per share) at December 31, 1996 to $18.6 million ($21.646 per share) at June 30, 1997. During the six months ended June 30, 1997, the Partnership sold 1.2 million shares of Biocompatibles for proceeds of $27.0 million. The carrying value of the shares at December 31, 1996, was 17.3 million. The Partnership recognized a gain on the sale of $9.7 million.

         There were no material variances in expenses for the quarter ended June 30, 1998 as compared to the same period in 1997.

YEAR 2000

         Like other financial and business organizations around the world, the Partnership could be adversely affected if the computer systems utilized by the Partnership and other service providers do not properly process and calculate date-related information from and after January 1, 2000. This is commonly known as the "Year 2000 Problem". The Partnership currently, through services provided by a third-party servicing agent, uses computer programs which represent the calendar year portion of dates by their last two digits. These programs are material to the Partnership's operations. The servicing agent has informed the Partnership that it is in the process of executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance beginning in March 1999. Annual incremental costs to complete these efforts will be borne by the servicing agent. The Partnership intends to evaluate the Year 2000 problem as it relates to its investments in the Sponsor Companies. It is expected that incremental costs will be borne by the Sponsor Companies. The Partnership does not expect the potential disruption to operations to be significant.

                            PART II OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On April 27, 1998, Gensia and Gensia Automedics, Inc. announced their decision not to exercise the Purchase Option Agreement granted by GCP (of which the Partnership is a limited partner) to repurchase the technology associated with the GenESA(TM) System.

         At a meeting of the Board of Directors of PWDC in May 1998, the Policy Regarding Requests for Partner Lists attached as Exhibit A was adopted.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)  EXHIBITS:

             None

         B)  REPORTS ON FORM 8-K:

             None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto july authorized, on this 14th day of August 1998.

                     PAINEWEBBER R&D PARTNERS III, L.P.


                     By: PaineWebber Development Corporation
                         (General Partner)


                     By: /s/ Dhananjay M. Pai/s/
                     ------------------------
                     Dhananjay M. Pai
                     President


                     By: /s/ Anthony M. DiIorio
                     --------------------------
                     Anthony M. DiIorio
                     Principal Financial and Accounting Officer

                                   APPENDIX A

                       PAINEWEBBER R&D PARTNERS III, L.P.

                   POLICY REGARDING REQUESTS FOR PARTNER LISTS

This is to inform you that in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"), and without limiting its rights under the Partnership Agreement or the Act, as each may be amended from time to time, the Administrative General Partner of the Partnership has established standards applicable to requests for lists of Limited Partners. These standards were established in order to support the following objectives:
(1) that the lists not be used for an improper or inappropriate purpose or in a way that might be detrimental to the Partnership or the Limited Partners; (2) that the Limited Partners be given sufficient information and opportunity to decide how they should react in response to any solicitation or other communication addressed to them; and (3) that the Partnership and the Limited Partners not face an increased risk of adverse tax consequences as a direct or indirect result of any such solicitation or communication.

The Administrative General Partner requires any request to be made in writing by a record holder of limited partner interests with standing to request the list, to comply strictly with all applicable requirements of law and the Partnership Agreement, to state the purpose for which the request is made with sufficient specificity to enable the Administrative General Partner to make the determinations specified above, and to include an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to hold the list in strict confidence, and not to give any information derived from the list to any third party for any purpose whatsoever (other than a mailing house with corresponding obligations of confidentiality),
(2) to reimburse the Partnership for costs reasonably incurred in connection with the request and for the list, including confirming compliance with the undertakings required hereby and (3) to submit to the jurisdiction of the courts of the State of Delaware in any dispute arising in connection with such request and to appoint and maintain RL&F Service Corp., One Rodney Square, Tenth Floor, Wilmington, New Castle County, Delaware 19801 (whose reasonable fees and expenses will be paid by the Partnership) as such person's or entity's agent in the State of Delaware for acceptance of legal process in connection herewith. In addition, in the case of requests made for the purpose of soliciting tenders of the Limited Partners' interests or units in the Partnership or soliciting proxies or consents from Limited Partners or facilitating, assisting or supporting any such solicitation, the Administrative General Partner will, if and to the extent required by applicable law and the Partnership Agreement, make lists available or agree to disseminate such solicitations on behalf of requesting Limited Partners only upon receipt of an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to conduct the solicitation in accordance with the requirements of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder, including full disclosure of all material facts and (2) to provide a copy of any such solicitation materials to the Administrative General Partner no later than the mailing of such materials to the Limited Partners. It is the view of the Administrative General Partner that the federal securities laws require that any tender offer for limited partner interests or units in the Partnership include rights of proration and withdrawal rights, irrespective of the number of interests or units sought. In accordance with the Partnership Agreement the Administrative General Partner reserves the right to refrain from transferring limited partner interests or units for any reason, including if the Administrative General Partner, based upon advise from counsel, concludes that such acquisition would increase the risk of adverse tax consequences to the Partnership or to the Limited Partners. The Administrative General Partner shall endeavor to respond with reasonable promptness to any such request and reserves its rights to request such further assurances as may be necessary in order to enable it to make any of the determinations specified above and to enforce this Policy on a case-by-case basis as it deems in the best interests of the Partnership and its Limited Partners.