Form 10-Q
period 1998-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 1998-11-17
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                -----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                ------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 1998


                                Table of Contents

PART I.      FINANCIAL INFORMATION                                          Page

Item 1.      Financial Statements

             Statements of Financial Condition (unaudited) at
             September 30, 1998 and December 31, 1997                          2

             Statements of Operations
             (unaudited) for the three and nine months ended
             September 30, 1998 and 1997                                     3-4

             Statement of Changes in Partners' Capital
             (unaudited) for the nine months ended
             September 30, 1998                                                5

             Statements of Cash Flows
             (unaudited) for the nine months ended
             September 30, 1998 and 1997                                       6

             Notes to Financial Statements                                  7-13
             (unaudited)

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           14-16

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                 17

             Signatures                                                       18

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                  September 30,   December 31,
                                                          1998           1997
--------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value       $ 7,847,593    $ 8,479,372
      Investments, at fair value                     1,000,000      2,150,000
      Advances to product development projects          35,972         35,972
      Royalty income receivable                          9,928          9,928
                                                   -----------    -----------
Total assets                                       $ 8,893,493    $10,675,272
                                                   ===========    ===========
Liabilities and partners' capital:

      Payable to PaineWebber Development
           Corporation                             $         -    $     3,613
      Accrued liabilities                               65,404         76,052
                                                   -----------    -----------
                                                        65,404         79,665

      Partners' capital                              8,828,089     10,595,607
                                                   ===========     ==========
Total liabilities and partners' capital            $ 8,893,493    $10,675,272
                                                   ===========    ===========
-------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended September 30,                           1998            1997
-------------------------------------------------------------------------------------------
Revenues:
      Interest income                                         $    14,758    $     47,430
      Income from product development projects                          -         940,967
      Unrealized appreciation (depreciation) of  marketable
       securities and investments                               1,094,099      (9,380,650)
      Realized gain on sale of investments and
       marketable securities                                      598,750          58,044
                                                              -----------    ------------
                                                                1,707,607      (8,334,209)
                                                              -----------    ------------
Expenses:
      Expenditures under product development projects                   -           2,507
      General and administrative costs                             38,457          37,746
                                                              -----------    ------------
                                                                   38,457          40,253
                                                              -----------    ------------
Net income (loss)                                             $ 1,669,150    $ (8,374,462)
                                                              ===========    ============

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                $     33.05    $    (165.81)
      General partner                                         $ 16,691.50    $ (83,744.62)
-------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the nine months ended September 30,                            1998           1997
------------------------------------------------------------------------------------------
Revenues:
      Interest income                                         $    40,871    $   162,662
      Income from product development projects                          -        944,344
      Unrealized depreciation of marketable
       securities and investments                              (2,288,577)    (3,099,813)
      Realized gain on sale of investments and
       marketable securities                                      598,750     10,105,118
                                                              -----------    -----------
                                                               (1,648,956)     8,112,311
                                                              -----------    -----------
Expenses:
      Expenditures under product development projects                   -         20,584
      General and administrative costs                            118,562        108,428
                                                              -----------    -----------
                                                                  118,562        129,012
                                                              -----------    -----------
Net income (loss)                                             $(1,767,518)   $ 7,983,299
                                                              ===========    ===========

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                $    (35.00)   $    158.07
      General partner                                         $(17,675.18)   $ 79,832.99

------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                 Limited      General
For the nine months ended September 30, 1998     Partners     Partner       Total
--------------------------------------------------------------------------------------
Balance at January 1, 1998                     $10,488,115   $ 107,492   $10,595,607

Net loss                                        (1,749,843)    (17,675)   (1,767,518)

                                               -----------   ---------   -----------
Balance at September 30, 1998                  $ 8,738,272   $  89,817   $ 8,828,089
                                               ===========   =========   ===========
--------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30,                    1998           1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                  $ (1,767,518)   $ 7,983,299
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Unrealized depreciation of marketable
    securities and investments                        2,288,577      3,099,813

(Increase) decrease in operating assets:
  Marketable securities                                (506,798)      (173,621)
  Investments                                                 -     17,912,750
  Advances to product development projects                    -       (923,760)

Decrease in operating liabilities:
 Other liability                                              -        (87,267)
  Payable to PaineWebber Development Corporation         (3,613)             -
  Accrued liabilities                                   (10,648)       (33,437)
                                                   ------------    -----------
Cash provided by operating activities                         -     27,777,777
                                                   ------------    -----------
Cash flows from financing activities:
 Distributions to partners                                    -    (27,777,777)
                                                   ------------    -----------

Increase in cash                                              -              -

Cash at beginning of period                                   -              -
                                                   ------------    -----------
Cash at end of period                              $          -    $         -
                                                   ============    ===========
--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1998 and 1997.
--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended September 30, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1998, are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997, and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31 and June 30, 1998.

         The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of PaineWebber Group Inc., is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

         All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                        Limited       General
                                                                                        Partners      Partner
                                                                                      ------------  -----------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At September
         30, 1998, Contribution Payout was $1,363 per Unit .......................         99%            1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")...............         80%           20%

   III.  After Final Payout.......................................................         75%           25%

         During the quarter ended September 30, 1998, the Partnership made no cash or security distributions. At September 30, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 1998, the cumulative profits of the Partnership were $553 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    MARKETABLE SECURITIES AND INVESTMENTS

      MARKETABLE SECURITIES

      The Partnership held the following marketable securities at:

                                                   SEPTEMBER 30, 1998             DECEMBER 31, 1997
                                                   MARKET        COST            MARKET         COST
                                               ------------   -----------    -----------    -----------
Money market fund                              $ 1,564,705    $ 1,564,705    $ 1,057,907    $ 1,057,907

Biocompatibles International plc
   (815,000 common shares)                       1,244,318        815,000      6,620,596        815,000

Gensia Sicor, Inc.
   (137,772 common shares)                         559,699        936,850        800,869        936,850

Medarex, Inc.
   (281,708 restricted common shares)            1,109,225           ----              0           ----

   (441,207 unrestricted common shares)          1,737,253           ----              0           ----

Pharming Group N.V.
   (129,555 ordinary shares)                     1,632,393      3,500,000           ----           ----
                                               -----------     ----------    -----------    -----------
                                               $ 7,847,593    $ 6,816,555    $ 8,479,372    $ 2,809,757
                                               ===========     ==========    ===========    ===========

         Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The market value of the shares at September 30, 1998, was $1.527 per share as compared to $1.99 and $8.124 per share at June 30, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the three months and nine months ended September 30, 1998, of $377,068 and $5,376,278 respectively. During the quarter ended September 30, 1997, the Partnership sold 45,000 shares of Biocompatibles with a carrying value as of June 30, 1997 of $974,089 ($21.646 per share) for total proceeds of $1,032,133. Accordingly, the Partnership recognized a gain for the three months ended September 30, 1997 of $58,044. For the nine months ended September 30, 1997, the Partnership sold 1,285,000 shares for aggregate proceeds of $28,017,867. The carrying value of the shares at December 31, 1996 was $17,912,749 ($13.94 per share) and, accordingly, the Partnership recognized a gain for the nine months ended September 30, 1997, of $10,105,118. The remaining investment of 815,000 shares was recorded at the market value of $10.136 per share as of September 30, 1997. The Partnership recognized unrealized depreciation on these shares for the three months and nine months ended September 30, 1997, of $9,380,650 and $3,099,813, respectively.

         During 1997, the Partnership received 137,772 common shares of Gensia Sicor, Inc. ("Gensia") with a market value on the date of distribution of $6.80 per share as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). As of September 30, 1998, the market value of Gensia shares was $4.0625 per share as compared to $4.00 and $5.813 per share as of June 30,

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized appreciation (depreciation) of $8,611 and $(241,170) for the three months and nine months ended September 30, 1998, respectively.

         In 1997, upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex, Inc. ("Medarex"), the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex. The Partnership (as a former GenPharm shareholder) also received certain contingent payment rights (the "Rights") entitling the Partnership to additional Medarex shares to be received prior to December 31, 1998. The Medarex shares received in 1997 are saleable on or after January 1, 1999. In accordance with Statement No. 115, at March 31, 1998, the Partnership reclassified the securities from investments (where they had been recorded at a zero value) to marketable securities since the restriction period was less than one year and recorded its investment in the Medarex shares at market value. The market value of the shares at September 30, 1998, was $1,109,225 ($3.9375 per share) as compared to $1,866,315 ($6.625 per share) at June 30, 1998. Accordingly, the Partnership recognized unrealized depreciation of $757,090 for the three months ended September 30, 1998. In July 1998, pursuant to an Offer to Purchase by a third party, the Partnership partially assigned its interest in the Rights for cash proceeds of $598,750 and recognized income from the sale of this amount for the quarter ended September 30, 1998. In September 1998, the Partnership received 441,207 unrestricted Medarex shares in connection with its remaining interest in the Rights. The Partnership recorded the shares as of September 30, 1998, at the aggregate market value of $1,737,253 and recognized unrealized appreciation of this amount for the quarter ended September 30, 1998.

         A restructuring by GenPharm in 1995 resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership (as a shareholder of GenPharm) received 14,395 shares of Pharming BV Class A restricted stock which the General Partner valued at $1,150,000 based on the current and future financial prospects of Pharming BV at that time. In connection with an initial public offering in July 1998, the company was renamed Pharming Group N.V. ("Pharming") and the Partnership's investment was converted into 129,555 ordinary shares (after a 9:1 stock split). The shares are not saleable until January 1, 1999. At September 30, 1998, in accordance with Statement No. 115, the Partnership reclassified the securities from investments to marketable securities and recorded its investment at a market value of $1,632,393 ($12.60 per share) as compared to a carrying value of $1,150,000 as of June 30, 1998. Accordingly, the Partnership recognized unrealized appreciation of $482,393 for the three months ended September 30, 1998.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)


INVESTMENTS

      The Partnership held the following investments at:

                                                September 30, 1998              December 31, 1997
                                           ----------------------------    --------------  -----------
                                            Carrying Value      Cost       Carrying Value      Cost
                                           -----------       ----------    --------------  -----------
Genzyme Molecular Oncology                 $ 1,000,000      $ 1,000,000    $ 1,000,000      $ 1,000,000
   Division
   713,091 restricted common shares

Pharming BV
   14,395 restricted shares of Class              ----             ----       1,150,000       3,500,000
   A stock (see Marketable Securities)     -----------       ----------     -----------     -----------

                                           $ 1,000,000      $ 1,000,000    $  2,150,000     $ 4,500,000
                                           ===========      ===========    ============     ===========

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 5 CONTINUED)

         For the quarter ended September 30, 1997, the Partnership recognized income from its investment in Gensia Clinical Partners, L.P. ("GCP") in the amount of $936,540 which represented the Partnership's allocable share of income recognized by GCP pursuant to the terms of certain product agreements between GCP and Gensia, Inc. ("Gensia").

         If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At September 30, 1998, the Partnership owned warrants to purchase 133,000 shares and 252,700 shares of Repligen Corporation at an exercise price of $2.50 per share and $3.50 per share, respectively. The exercise period expires March 2001. The market value of Repligen Corporation stock at September 30, 1998 was $1.3125 per share. The Partnership's warrant to purchase 35,512 shares of Cayenne Software, Inc. at an exercise price of $25.91 per share expired in July 1998. The Partnership did not exercise the warrant since, during the exercise period, the market price of the stock never exceeded the exercise price.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $10.6 million at December 31, 1997, to $ 8.8 million at September 30, 1998, resulting from the recognition of a net loss for the nine months ended September 30, 1998, of $1.8 million (as discussed in Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets decreased from $8.5 million at December 31, 1997 to $7.8 million at September 30, 1998 resulting primarily from a decrease in the market values of marketable securities held as of these dates of $5.6 million offset by the receipt of additional shares of Medarex with a market value at September 30, 1998 of $1.7 million, the reclassification of securities from investments to marketable securties aggregating $2.7 million (which includes unrealized appreciation of $1.6 million) and the receipt of $0.6 million from the sale of an investment.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Net income for the three months ended September 30, 1998, was $1.7 million compared to a net loss of $8.4 million for the three months ended September 30, 1997. The variance of $10.1 million was due to an increase in revenues of this amount.

         Revenues for the quarters ended September 30, 1998 and 1997 were $1.7 million and $(8.4) million, respectively. The increase of $10.1 million resulted primarily from an increase in realized gains on sale of investments and marketable securities of $0.5 million and a favorable change in unrealized appreciation (depreciation) of marketable securities of $10.5 million, offset by a decrease in income from product development projects of $0.9 million. For the three months ended September 30, 1998, the Partnership recognized net unrealized appreciation of $1.1 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.130 million shares of Pharming, and 0.723 million shares of Medarex. The market value of Biocompatibles decreased from $1.99 per share at June 30, 1998 to $1.527 per share as of September 30, 1998, resulting in unrealized depreciation for the three months ended September 30, 1998 of $0.4 million. Likewise, the market value of Medarex decreased from $6.625 per share at June 30, 1998 to $3.9375 per share as of September 30, 1998, resulting in unrealized depreciation for the three months ended September 30, 1998 of $0.7 million on the Partnership's investment of 0.282 million shares. During the quarter ended September 30, 1998, the Partnership (as a former GenPharm shareholder) received 0.441 million additional Medarex shares and recorded the shares at September 30, 1998 at an aggregate market value of $1.7 million recognizing unrealized appreciation of this amount. Also for this period, in connection with an initial public offering in July 1998, the Partnership's investment in Pharming Class A stock was converted into ordinary shares with a restriction period expiring January 1, 1999. In accordance with Statement No. 115, the Partnership recorded the shares at an aggregate market value of $1.6 million ($12.60 per share) as compared to a carrying value of $1.1 million and recognized unrealized appreciation of $0.5 million. For the quarter ended September 30, 1997, the Partnership recognized unrealized depreciation of $9.4 million on its investment of 0.815 million shares of Biocompatibles as a result of a decrease in the market value of the shares from $21.646 per share as of June 30, 1997 to $10.136 per share at September 30, 1997. During the quarter ended September 30, 1997, the Partnership recognized income from product development projects of $0.9 million resulting from its investment in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Gensia Clinical Partners, L.P. During the three months ended September 30, 1998, the Partnership partially sold its Rights as a former stockholder of GenPharm and received proceeds of $0.6 million upon the sale. Accordingly, the Partnership recognized income of this amount for this period.

         There were no material variances in expenses for the quarter ended September 30, 1998 as compared to the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Net loss for the nine months ended September 30, 1998, was $1.8 million compared to net income of $8.0 million for the nine months ended September 30, 1997. The unfavorable variance of $9.8 million was due to a decrease in revenues of this amount.

         Revenues for the nine months ended September 30, 1998 and 1997, were $(1.7) million and $8.1 million, respectively. The decrease was due primarily to a decrease in income from product development projects of $0.9 million (see Results of Operations - Three months ended September 30, 1998 compared to the three months ended September 30, 1997) and a decrease in realized gains on the sale of investments and marketable securities of $9.5 million offset by a favorable change in unrealized appreciation (depreciation) of $0.8 million. For the nine months ended September 30, 1998, the Partnership recognized net unrealized depreciation of $2.3 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.138 million shares of Gensia, 0.723 million shares of Medarex and 0.13 million shares of Pharming. The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $1.527 per share as of September 30, 1998, resulting in unrealized depreciation for the nine months ended September 30, 1998 of $5.4 million. Likewise, the market value per share of Gensia decreased as of these dates from $5.813 to $4.063 resulting in unrealized depreciation for the nine months ended September 30, 1998 of $0.2 million. During the nine months ended September 30, 1998, in accordance with Statement No.115, the Partnership recorded its investment in Medarex restricted shares (with a restriction period of less than one year) at a market value of $3.9375 per share at September 30, 1998 and, accordingly, recognized unrealized appreciation of $2.8 million. Previously, such shares were recorded at zero value. The Partnership recognized unrealized appreciation on its investment in Pharming of $0.5 million (see Results of Operations - Three months ended September 30, 1998 compared to the three months ended September 30, 1997). For the nine months ended September 30, 1997, the Partnership recognized unrealized depreciation of $3.1 million on its investment in 0.815 million shares of Biocompatibles to reflect a decease in the market value from December 31, 1996 of $13.94 per share to $10.136 per share at September 30, 1997. Realized gains on the sale of marketable securities and investments was $10.1 million for the nine months ended September 30, 1997. During this period, the Partnership sold
1.285 million shares of Biocompatibles with an aggregate carrying value at December 31, 1996 of $17.9 million for proceeds of $28.0 million. For the nine months ended September 30, 1998, the Partnership recognized a realized gain of $0.6 millon from the sale of Medarex rights.

         There were no material variances in expenses for the nine months ended September 30, 1998 as compared to the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it is executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and initial testing are in progress and expected to be completed by year-end. Final testing is expected to be completed by May 1999. Conversion of client databases will commence in May 1999. The servicing agent has not quantified the extent to which their plan has been completed to date. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the most recent available public disclosure of those Sponsor Companies in which the Partnership has investments of value, these Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, the Sponsor Companies do not expect that the Year 2000 Issue will adversely effect their future financial condition. However, they cannot provide assurances that unanticipated problems or costs will not arise. To date, the Partnership has no contingency plan in place but intends to evaluate in March 1999 the status of the Year 2000 Issue with third parties to determine whether such a plan is necessary.

                            PART II OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

            A)   EXHIBITS:

                 None

            B)   REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November 1998.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)


                  By:    /s/ Dhananjay M. Pai
                         --------------------
                         Dhananjay M. Pai
                         President


                  By:    /s/ Anthony M. DiIorio
                         ----------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer