Form 10-K
period 1998-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 1999-03-31
CIK 865936

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------
                                    Form 10-K

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1998
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                                -----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                -----------------

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

                                -----------------

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

                                     PART I

Item 1.  Business.

      PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"), is the general partner and manager of the Partnership. The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.

      The Partnership has completed the funding of its seven Projects at an aggregate investment since inception of $32.5 million. As of December 31, 1998, the Partnership had ongoing Projects with Alkermes, Inc., Cephalon, Inc. and Gensia, Inc. The remaining Projects have either terminated or are near termination. (See Exhibit B, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to the investments in Projects, as of December 31, 1998, the Partnership owned equity investments, warrants and marketable securities as described in Notes 3 and 5 of the "Notes to Financial Statements" included in this filing on Form 10-K.

Partnership Management

      The Partnership has contracted with the General Partner, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. An Advisory Board, which has acted as special advisor to the General Partner, is periodically provided with updates regarding the status of the Partnership's Projects (see Exhibit A for a brief biography of the current Advisory Board members). All fees and expenses of the Advisory Board are paid for by the General Partner.

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

(Item 1 Continued)

Distributions

      All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                 Limited    General
                                                                                 Partners   Partner
                                                                                 --------   -------
    I.         Until the value of the aggregate distributions for each
               limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum
               ("Contribution Payout"); At December 31, 1998, Contribution
               Payout was $1,375 per Unit .....................................    99%         1%

    II.        After Contribution Payout and until the value of the
               aggregate distributions for each Unit equals $5,000 ("Final
               Payout")........................................................    80%        20%

    III.       After Final Payout..............................................    75%        25%

      At December 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

Profit and Loss Allocation

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1998, the cumulative profits of the Partnership were $558 per Unit.

Other

      At December 31, 1998, the Partnership had no employees, and PWDC, the General Partner, had no employees other than its executive officers (see Item
10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology products and companies.

Item 2.  Properties.

      The Partnership does not own or lease any office, manufacturing or laboratory facilities.

Item 3.  Legal Proceedings.

In re:  PaineWebber Limited Partnership Litigation

      PWDC, the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PaineWebber Incorporated ("PWI") and a number of its affiliates in the United States District Court for the Southern District of New York (the "Court") relating to PWI's sale of approximately 70 direct investment offerings, including the offering of interests in the Partnership. As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1997, the litigation was settled prior to January 1, 1998, and administration of the settlement is ongoing.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1998, there were 4,710 Limited Partners.

      The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities and net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. During the year ended December 31, 1998, the Partnership made no distributions to the Partners. During the years ended December 31, 1997 and 1996, the Partnership made cash distributions to its Partners of $27,777,777 ($550 per Unit; $277,777 to the general partnership interest) and $24,895,837 ($493 per Unit; $245,837 to the general partnership interest), respectively.

Item 6.  Selected Financial Data.

      See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Partners' capital of $10.6 million at December 31, 1997, decreased to $9.1 million at December 31, 1998, resulting from the Partnership's recognition of a net loss of $1.5 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets increased from $8.5 million at December 31, 1997 to $9.1 million at December 31, 1998, resulting primarily from a decrease in the market values of marketable securities held as of these dates of $5.6 million offset by the receipt of additional shares of Medarex, Inc. ("Medarex") with a market value at December 31, 1998 of $1.3 million, the reclassification of securities from investments to marketable securities with an aggregate carrying value of $4.5 million and the receipt of $0.6 in income from Projects. The balance of the liquid assets at December 31, 1998, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

Results of Operations

      Year ended December 31, 1998 compared to the year ended December 31, 1997:

      The Partnership recognized a net loss for the year ended December 31, 1998 of $1.5 million as compared to net income of $5.9 million for the year ended December 31, 1997. The unfavorable variance of $7.4 million resulted from decreases in revenues of $7.7 million and expenses of $0.3 million.

      Revenues for the years ended December 31, 1998 and 1997 were $(1.4) million and $6.3 million, respectively. The decrease in revenues resulted primarily from decreases in (i) net realized gain on sale of marketable securities and (ii) income from product development projects of $10.1 million and $0.3

(Item 7 Continued)

million, respectively, offset by a favorable change in net unrealized depreciation of marketable securities of $2.9 million. During the year ended December 31, 1997 the Partnership sold 1.285 million shares of Biocompatibles for proceeds of $28.0 million. The carrying value of the shares as of December 31, 1996 was $17.9 million resulting in a realized gain upon the sale of $10.1 million. Income from product development projects for the year ended December 31, 1998 was $0.6 million. The Partnership assigned its interest in contingent payment rights as a former shareholder of GenPharm International, Inc. for proceeds of this amount and recognized income. During the year ended December 31, 1997, the Partnership recognized income from product development projects of $0.9 million (see Results of Operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996). Unrealized depreciation for the year ended December 31, 1998 was $2.0 million resulting primarily from the Partnership's investments of 0.815 million shares of Biocompatibles International plc ("Biocompatibles"), 0.723 million shares of Medarex and 0.713 million shares of Genzyme Molecular Oncology ("GMO"). The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $1.427 per share as of December 31, 1998, resulting in unrealized depreciation for the year ended December 31, 1998 of $5.5 million. During the year ended December 31, 1998, in accordance with Statement No. 115, the Partnership recorded its investment in 0.282 million Medarex restricted shares (with a restriction period of less than one year) at a market value of $3.03125 per share at December 31, 1998 and, accordingly, recognized unrealized appreciation of $0.9 million. Previously, such shares were recorded at zero value. Also, the Partnership recorded its investment of 0.441 million Medarex shares received in 1998 at $1.3 million and recognized unrealized appreciation of this amount. In November 1998, GMO shares began trading on the Nasdaq National Market. Accordingly the Partnership recorded its investment at the market value as of December 31, 1998 of $2.3 million ($3.25 per share) as compared to its cost basis of $1.0 million. The Partnership recognized unrealized appreciation of $1.3 million as of this date. Unrealized depreciation for the year ended December 31, 1997 was $4.9 million (see Results of Operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996).

      Expenses decreased from 1997 to 1998 primarily due to the write-off in 1997 of the Partnership's investment in Repligen Clinical Partners, L.P. with a carrying value of $0.2 million which was determined to be worthless.

      Year ended December 31, 1997 compared to the year ended December 31, 1996:

      Net income for the years ended December 31, 1997 and 1996 was $5.9 million and $39.5 million, respectively. The decrease of $33.6 million was a result of a decrease in revenues of $34.5 million offset by a decrease in expenses of $0.9 million.

      Revenues for the years ended December 31, 1997 and 1996 were $6.3 million and $40.8 million, respectively. The decrease in revenues of $34.5 million is due to an unfavorable change in unrealized appreciation (depreciation) of marketable securities and investments of $32.1 million and a decrease in gain on sale of product development projects of $6.0 million offset by an increase in realized gain on sale of marketable securities and investments of $2.7 million and an increase in income from product development projects of $0.9 million. Unrealized (depreciation) appreciation for the years ended December 31, 1997 and 1996 was $(4.9) million and $27.2 million, respectively. The Partnership recognized unrealized depreciation of $4.9 million during 1997 primarily from its investment in 0.815 million shares of Biocompatibles to reflect a decrease in the market value from $13.94 per share at December 31, 1996 to $8.124 per share at December 31, 1997. During 1996, in accordance with Statement No. 115, the Partnership recorded its investment in 2.1 million restricted shares of Biocompatibles at a market value of $29.3 million ($13.94 per share) as compared to its cost basis of $2.1 million. Accordingly, the Partnership recognized unrealized appreciation of $27.2 million for the year ended December 31, 1996. Realized gain on sale of marketable securities and investments was $10.1

(Item 7 Continued)

million for the year ended December 31, 1997, resulting from the sale by the Partnership of 1.285 million shares of Biocompatibles with an aggregate carrying value at December 31, 1996, of $17.9 million for proceeds of $28.0 million. Realized gain on sale of marketable securities and investments for the year ended December 31, 1996, was $7.4 million. During 1996, the Partnership sold its investments of (i) 0.65 million shares of Biocompatibles for proceeds of $5.3 million with a carrying value of $4.8 million resulting in a gain of $0.5 million; (ii) 0.36 million shares of GelTex for proceeds of $6.8 million with a carrying value of $4.4 million resulting in a gain of $2.4 million; (iii) 0.024 million shares of Alkermes for net proceeds of $0.3 million with a carrying value of $0.2 million resulting in a gain of $0.1 million; and (iv) 0.3 million shares of Elan Corporation, plc for proceeds of $8.3 million and a carrying value of $6.1 million resulting in a gain of $2.2 million. In addition, the Partnership sold its entitlement to Biocompatibles Rights for total proceeds of $2.2 million and recognized a gain on the sale of this amount. During the year ended December 31, 1997, the Partnership recognized income from product development projects of $0.9 million resulting from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). During 1997 the Partnership received 0.13 million common shares of Gensia with a market value on the date of distribution of $0.9 million as a payment made pursuant to certain product agreements between Gensia Sicor, Inc. and GCP. In 1996, the Partnership sold its rights, title and interest in its callable warrant to purchase 0.5 million shares of Athena as well as its various product program agreements with Athena for a purchase price of $6.0 million and recognized a gain of this amount from the sale.

      Expenses decreased from $1.3 million at December 31, 1996 to $0.4 million at December 31, 1997, primarily as a result of the General Partner's decision to discontinue charging a management fee to the Partnership.

Year 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it is executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and initial testing were completed at year-end. Final testing is expected to be completed by May 1999. Conversion of client databases will commence in May 1999. The servicing agent has not quantified the extent to which their plan has been completed to date. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent.

      The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the most recent available public disclosures of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies have stated that they do not expect the Year 2000 Issue to adversely affect their future financial condition. However, they cannot provide assurances that unanticipated problems and costs will not arise. The success of Sponsor Companies in achieving Year 2000 compliance cannot be adequately gauged at this time. To date, the Partnership has no contingency plan in place but intends to evaluate in May 1999 the status of the Year 2000 Issue with third parties to determine whether such a plan is necessary.

Item 8.  Financial Statements and Supplementary Data.

      The information in response to this item may be found under the following captions included in this filing on Form 10-K:

         Report of Independent Auditors (Page F-4)
         Statements of Financial Condition (Page F-5)
         Statements of Operations (Page F-6)
         Statements of Changes in Partners' Capital (Page F-6)
         Statements of Cash Flows (Page F-7)
         Notes to Financial Statements (Pages F-8 to F-15)

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

      The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 1998:

            Name                  Age          Position and Date Appointed
-----------------------------     ---    ---------------------------------------
Directors
     Dhananjay M. Pai             36     Director since December 1996
     Gerald F. Goertz, Jr.        41     Director since April 1995
     William J. Nolan             51     Director since February 1997

Executive Officers
     Dhananjay M. Pai             36     President since December 1996
     William J. Nolan             51     Treasurer since February 1997
     Dorothy F. Haughey           74     Secretary since July 1985

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

      Mr. Nolan is Treasurer of Paine Webber Group Inc. and Executive Vice President and Treasurer of PWI. He is a member of PaineWebber's Asset/Liability Management Committee. Prior to his employment with PWI in 1984, Mr. Nolan was with Becker-Paribas and Bankers Trust Company. Mr. Nolan received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Stanford University Graduate School of Business.

Executive Officers

      Mr. Pai, President, see "Directors" above.

      Mr. Nolan, Treasurer, see "Directors" above.

      Ms. Haughey, Secretary, joined PWI in 1962. She is the Secretary of PWI.

Item 11. Executive Compensation.

      No compensation was paid directly to executive officers of PWDC by the Registrant. PWDC serves as General Partner for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-15 included in this filing on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      None.

Item 13. Certain Relationships and Related Transactions.

      Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-15 included in this filing on Form 10-K.

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

         Report of Independent Auditors (Page F-4)
         Statements of Financial Condition (Page F-5)
         Statements of Operations (Page F-6)
         Statements of Changes in Partners' Capital (Page F-6)
         Statements of Cash Flows (Page F-7)
         Notes to Financial Statements (Pages F-8 to F-15)

Reports on Form 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1999.

         PAINEWEBBER R&D PARTNERS III, L.P.

         By: PaineWebber Development Corporation
             (General Partner)

         By: /s/ Dhananjay M. Pai
             --------------------
             Dhananjay M. Pai
             President and Principal Executive Officer

         By: /s/ Anthony M. DiIorio
             ----------------------
             Anthony M. DiIorio
             Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1999.

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
                        (a Delaware Limited Partnership)

                          Index to Financial Statements

Description                                                         Page
-----------                                                         ----

Index to Financial Statements                                       F-1

Selected Financial Data                                             F-2

Quarterly Financial Information (Unaudited)                         F-3

Report of Independent Auditors                                      F-4

Statements of Financial Condition,
  at December 31, 1998 and 1997                                     F-5

Statements of Operations,
  for the years ended December 31, 1998, 1997 and 1996              F-6

Statements of Changes in Partners' Capital,
  for the years ended December 31, 1998, 1997 and 1996              F-6

Statements of Cash Flows,
  for the years ended December 31, 1998, 1997 and 1996              F-7

Notes to Financial Statements                                       F-8 to F-15


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)


Selected Financial Data
-----------------------------------------------------------------------------------------------------
Years ended December 31,            1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                    $ (1,331,137) $  6,351,971  $ 40,810,648  $ 14,856,172  $  3,751,749
   Net income (loss)           $ (1,500,762) $  5,930,581  $ 39,513,429  $  5,306,891  $ (7,819,966)

Net income (loss) per partnership unit:

   Limited partners (A)        $     (29.72) $     117.43  $     782.37  $     105.08  $    (154.84)
   General partner             $ (15,007.62) $  59,305.81  $ 395,134.29  $  53,068.91  $ (78,199.66)

Financial Condition:

   Total assets                $  9,169,050  $ 10,675,272  $ 32,633,103  $ 17,914,426  $ 19,508,779
   Partners' capital           $  9,094,845  $ 10,595,607  $ 32,442,803  $ 17,825,211  $ 17,872,217

Distributions to partners:
   Cash                        $          -  $ 27,777,777  $ 24,895,837  $  5,050,505  $          -
   Alkermes, Inc. warrants
    (at intrinsic value) (B)   $          -  $          -  $          -  $    303,392  $          -
   Cephalon, Inc. warrants
    (at intrinsic value) (B)   $          -  $          -  $          -  $          -  $  3,121,642

-----------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units.
(B) The excess of market value per share at the date of distribution over the exercise price per share.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)
---------------------------------------------------------------------------------------------------
                                                                       Net Income (Loss)
                                          Net Income                Per Partnership Unit (A)
                      Revenues              (Loss)             Limited Partners    General Partner
----------------------------------------------------------    -------------------------------------
 Calendar 1998

 4th Quarter      $      317,820     $        266,757     $              5.27   $       2,667.57

 3rd Quarter           1,707,607            1,669,150                   33.05          16,691.50

 2nd Quarter            (344,621)            (386,987)                  (7.66)         (3,869.87)

 1st Quarter          (3,011,943)          (3,049,682)                 (60.38)        (30,496.82)

---------------------------------------------------------------------------------------------------

 Calendar 1997

 4th Quarter      $   (1,756,963)     $    (2,052,718)     $           (40.64)  $     (20,527.18)

 3rd Quarter          (8,334,209)          (8,374,462)                (165.81)        (83,744.62)

 2nd Quarter           5,755,092            5,711,687                  113.09          57,116.87

 1st Quarter          10,688,051           10,646,074                  210.79         106,460.74

---------------------------------------------------------------------------------------------------

Calendar 1996

 4th Quarter      $   14,014,291      $    13,844,845      $           274.14   $     138,448.45

 3rd Quarter           2,874,006            2,702,018                   53.50          27,020.18

 2nd Quarter          17,562,388           17,134,012                  339.25         171,340.12

 1st Quarter           6,359,963            5,832,554                  115.48          58,325.54

---------------------------------------------------------------------------------------------------

(A) Based on 50,000 partnership units and a 1% general partnership interest.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------
Ernst & Young

New York, New York
March 20, 1999

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

                                               December 31,      December 31,
                                                       1998              1997
--------------------------------------------------------------------------------
Assets:

     Marketable securities, at market value    $  9,147,266      $  8,479,372

     Investments, at fair value                           -         2,150,000

     Advances to product development projects        21,784            35,972

     Royalty income receivable                            -             9,928

                                                -----------       -----------
Total assets                                   $  9,169,050      $ 10,675,272
                                                ===========       ===========

Liabilities and partners' capital:

     Accrued liabilities                       $     74,205      $     76,052

     Payable to Paine Webber Development Corp.            -             3,613
                                                -----------       -----------

                                                     74,205            79,665

     Partners' capital                            9,094,845        10,595,607

                                                -----------       -----------
Total liabilities and partners' capital        $  9,169,050     $  10,675,272
                                                ===========       ===========
--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations

For the years ended December 31,                       1998              1997               1996
------------------------------------------------------------------------------------------------
Revenues:
     Interest income                           $     59,496      $    176,464       $    170,677
     Income from product development projects       598,750           946,778             19,500
     Unrealized (depreciation) appreciation of
       marketable securities and investments     (1,989,383)       (4,876,389)        27,169,770
     Realized gain from sale of product
       development project                                -                 -          6,000,000
     Net realized gain on sale of marketable
       securities and investments                         -        10,105,118          7,450,701
                                                -----------       -----------        -----------
                                                 (1,331,137)        6,351,971         40,810,648
                                                -----------       -----------        -----------
Expenses:
     Expenditures under product development
       projects                                      24,116           262,002            528,193
     Management fee                                       -                 -            569,334
     General and administrative costs               145,509           159,388            189,072
     Amortization of organization costs                   -                 -             10,620
                                                -----------       -----------        -----------
                                                    169,625           421,390          1,297,219
                                                -----------       -----------        -----------

Net income (loss)                              $ (1,500,762)     $  5,930,581       $ 39,513,429
                                                ===========       ===========        ===========

Net income (loss) per partnership unit:
     Limited partners (based on 50,000 units)  $     (29.72)     $     117.43       $     782.37
     General partner                           $ (15,007.62)     $  59,305.81       $ 395,134.29

------------------------------------------------------------------------------------------------


Statements of Changes in Partners' Capital

For the years ended December 31, 1998, 1997       Limited           General
and 1996                                          Partners          Partner             Total
------------------------------------------------------------------------------------------------
Balance at January 1, 1996                     $ 17,648,545      $    176,666       $ 17,825,211

Cash distributions to partners                  (24,650,000)         (245,837)       (24,895,837)
Net income                                       39,118,295           395,134         39,513,429
                                                -----------       -----------        -----------

Balance at December 31, 1996                     32,116,840           325,963         32,442,803

Cash distributions to partners                  (27,500,000)         (277,777)       (27,777,777)
Net income                                        5,871,275            59,306          5,930,581
                                                -----------       -----------        -----------

Balance at December 31, 1997                     10,488,115           107,492         10,595,607

Net loss                                         (1,485,754)          (15,008)        (1,500,762)
                                                -----------       -----------        -----------

Balance at December 31, 1998                   $  9,002,361     $      92,484       $  9,094,845
                                                ===========       ===========        ===========
------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows

For the years ended December 31,                       1998              1997               1996
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                              $ (1,500,762)     $  5,930,581       $ 39,513,429
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Amortization of organization costs                      -                 -             10,620
  Unrealized depreciation (appreciation)
   of marketable securities and investments       1,989,383         4,876,389        (27,169,770)

(Increase) decrease in operating assets:
  Marketable securities                            (507,277)       16,829,368            517,023
  Investments                                             -                 -         11,264,892
  Interest receivable                                     -                 -             37,739
  Advances to product development projects           14,188           262,002            528,193
  Royalty income receivable                           9,928            (9,928)                 -
  Other assets                                            -                 -             35,723

(Decrease) increase in operating liabilities:
  Payable to PaineWebber Development Corporation     (3,613)                -             (2,108)
  Accrued liabilities                                (1,847)          (23,368)            15,926
  Other liability                                         -           (87,267)            87,267
                                                -----------       -----------        -----------
Cash provided by operating activities                     -        27,777,777         24,838,934
                                                -----------       -----------        -----------

Cash flows from financing activities:
  Distributions to partners                               -       (27,777,777)       (24,895,837)
                                                -----------       -----------        -----------

Decrease in cash                                          -                 -            (56,903)

Cash at beginning of period                               -                 -             56,903
                                                -----------       -----------        -----------

Cash at end of period                          $          -      $          -       $          -
                                                ===========       ===========        ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended
December 31, 1998, 1997 and 1996.
--------------------------------------------------------------------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                 Limited    General
                                                                                 Partners   Partner
                                                                                 --------   -------
    I.         Until the value of the aggregate distributions for each
               limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum
               ("Contribution Payout"); At December 31, 1998, Contribution
               Payout was $1,375 per Unit .....................................    99%         1%

    II.        After Contribution Payout and until the value of the
               aggregate distributions for each Unit equals $5,000 ("Final
               Payout")........................................................    80%        20%

    III.       After Final Payout..............................................    75%        25%

      During the year ended December 31, 1998, the Partnership made no cash or security distributions. At December 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1998, the cumulative profits of the Partnership were $558 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

3.    Marketable Securities and Investments

      Marketable Securities

      The Partnership held the following marketable securities at:

                                                     December 31, 1998                    December 31, 1997
                                             ---------------------------------    ---------------------------------
                                                 Carrying                             Carrying
                                                  Value              Cost              Value              Cost
                                             ---------------   ---------------    ---------------   ---------------
Money market fund                             $   1,565,184     $   1,565,184      $   1,057,907     $   1,057,907

Biocompatibles International plc
   (815,000 common shares)                        1,162,957           815,000          6,620,596           815,000

Gensia Sicor, Inc.
   (137,772 common shares)                          624,280           936,850            800,869           936,850

Genzyme Molecular Oncology
   (713,091 common shares)                        2,317,546         1,000,000               ----              ----

Medarex, Inc.
   (281,708 restricted common shares)               853,927              ----                  0              ----
   (441,207 unrestricted common shares)           1,337,409              ----                  0              ----

Pharming Group N.V.
   (129,555 ordinary shares)                      1,285,963         3,500,000               ----              ----
                                             ---------------   ---------------    ---------------   ---------------
                                              $   9,147,266     $   7,817,034      $   8,479,372     $   2,809,757
                                             ==============    ===============    ===============   ===============

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The market value of the shares at December 31, 1998, was $1.427 per share as compared to $8.124 per share at December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the year ended December 31, 1998, of $5,457,916. During the year ended December 31, 1997, the Partnership sold 1,285,000 shares of Biocompatibles with a carrying value as of December 31, 1996 of $17,912,749 ($13.94 per share) for total proceeds of $28,017,867. Accordingly, the Partnership recognized a gain for the year ended December 31, 1997 of $10,105,118. The remaining investment of 815,000 shares was recorded at the market value of $8.124 per share as of December 31, 1997, and the Partnership recognized unrealized depreciation on these shares for the year then ended of $4,740,408. At December 31, 1996, in accordance with Statement No. 115, the Partnership recorded its investment of 2,100,000 restricted shares of Biocompatibles at the market value of $13.94 per share as compared to a carrying value of $1.00 per share. Accordingly, the Partnership recognized unrealized appreciation of $27,173,754 for the year then ended. In 1996, the Partnership sold 650,000 unrestricted shares of Biocompatibles for proceeds of $5,291,129 (average price per share of $8.14). The carrying value as of December 31, 1995 of the shares was $4,793,750 ($7.375 per share). Accordingly, the Partnership recognized a realized gain of $497,379. In connection with a Rights Issue by Biocompatibles in April 1996, the Partnership was entitled to purchase one right for every six shares owned (aggregating 458,333 Rights). In May 1996, the Partnership sold its entitlement to the Rights at a price of (pound)1.25 per Right. The

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 3 Continued)

Partnership received aggregate proceeds, net of commissions of $865,798 ((pound)571,484) and recognized a gain of this amount from the sale for the year ended December 31, 1996. A second Rights Issue by Biocompatibles in November 1996 entitled the Partnership to purchase four Rights for every 23 shares owned (aggregating 365,217 Rights). In December 1996, the Partnership sold its entitlement to the rights at a price of (pound)2.20 per Right for aggregate proceeds, net of commissions, of $1,339,815 ((pound)803,477). The Partnership recognized a gain of this amount for the year ended December 31, 1996.

      During 1997, the Partnership received 137,772 common shares of Gensia Sicor, Inc. ("Gensia") with a market value on the date of distribution of $6.80 per share as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). As of December 31, 1997 and 1998, the market value of Gensia shares was $5.813 per share and $4.53125 per share. The Partnership recognized unrealized depreciation for the years ended December 31, 1997 and 1998 of $135,981 and $176,589, respectively.

      In November 1998, Genzyme Molecular Oncology ("GMO") commenced trading on the Nasdaq National Market. The Partnership reclassified its investment of 713,091 non-publicly traded common shares from investments to marketable securities and recorded the investment at its market value of $2,317,545 ($3.25 per share) at December 31, 1998 as compared to a carrying value at December 31, 1997 of $1,000,000. The Partnership recognized unrealized appreciation of $1,317,545 for the year ended December 31, 1998.

      In 1997, upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex, Inc. ("Medarex"), the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex. The Partnership (as a former GenPharm shareholder) also received certain contingent payment rights (the "Rights") entitling the Partnership to additional Medarex shares to be received prior to December 31, 1998. The Medarex shares received in 1997 are saleable on or after January 1, 1999. In accordance with Statement No. 115, in 1998 the Partnership reclassified the securities from investments (where they had been recorded at a zero value) to marketable securities since the restriction period was less than one year and recorded its investment in the Medarex shares at market value. The market value of the shares at December 31, 1998, was $853,927 ($3.03125 per share). Accordingly, the Partnership recognized unrealized appreciation of this amount for the year then ended. In July 1998, pursuant to an Offer to Purchase by a third party, the Partnership partially assigned its interest in the Rights for cash proceeds of $598,750 and recognized income from the sale of this amount for the year ended December 31, 1998. In September 1998, the Partnership received 441,207 unrestricted Medarex shares in connection with its remaining interest in the Rights. The Partnership recorded the shares as of December 31, 1998, at the aggregate market value of $1,337,409 and recognized unrealized appreciation of this amount for the year ended December 31, 1998.

      A restructuring by GenPharm in 1995 resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership (as a shareholder of GenPharm) received 14,395 shares of Pharming BV Class A restricted stock which the General Partner valued at $1,150,000 based on the current and future financial prospects of Pharming BV at that time. In connection with an initial public offering in July 1998, the company was renamed Pharming Group N.V. ("Pharming") and the

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 3 Continued)

Partnership's investment was converted into 129,555 ordinary shares (after a 9:1 stock split). The shares are not salable until January 1, 1999. In accordance with Statement No. 115, in 1998 the Partnership reclassified the securities from investments to marketable securities. At December 31, 1998, the market value of the investment was 1,285,963 and accordingly the Partnership recognized unrealized appreciation of $135,963.

Investments

      The Partnership held the following investments at:

                                                     December 31, 1998                    December 31, 1997
                                             ---------------------------------    ---------------------------------
                                                 Carrying                             Carrying
                                                  Value              Cost              Value              Cost
                                             ---------------   ---------------    ---------------   ---------------
Genzyme Molecular Oncology Division
   713,091 restricted common shares           $        ----     $        ----      $   1,000,000     $   1,000,000

Medarex, Inc.
   281,708 restricted common shares                    ----              ----                  0              ----

Pharming BV
   14,395 restricted shares of Class A
   stock (see Marketable Securities)                   ----              ----          1,150,000         3,500,000
                                             ---------------   ---------------    ---------------   ---------------
                                              $        ----     $        ----      $   2,150,000     $   4,500,000
                                             ===============   ===============    ===============   ===============

      In 1997, upon the acquisition by Genzyme Corporation ("Genzyme") of PharmaGenics, Inc. ("PharmaGenics") to form GMO, the Partnership's total investment in PharmaGenics preferred shares was converted into 713,091 restricted common shares of GMO, subject to certain adjustments. GMO common stock was not publicly traded at that time; therefore, the Partnership recorded its investment in GMO stock at the carrying value attributable to its original investment in PharmaGenics preferred stock of $1,000,000. As of December 31, 1998, the Partnership reclassified its investments in GMO, Medarex and Pharming to marketable securities (see section entitled "Marketable Securities").

      In 1996, the Partnership sold its investment of 357,233 common shares of GelTex Pharmaceuticals Inc. for proceeds of $6,805,351 (average price per share of $19.05). The Partnership recorded the shares at December 31, 1995, at their market value of $4,376,104 ($12.25 per share). Accordingly, the Partnership recognized a gain of $2,429,247 for the year ended December 31, 1996. In 1996, the Partnership exercised a warrant to purchase 295,600 shares of Elan Corporation, plc at an aggregate exercise price of $4,099,972 ($13.87 per share) and subsequently sold the shares for proceeds of $8,320,588 (average price per share of $28.15). The Partnership recognized a gain of $2,195,616 upon the sale for the year ended December 31, 1996.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

4.    Related Party Transactions

      The General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. The management fee paid to the General Partner for the year ended December 31, 1996 was $569,334.

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

      Pursuant to certain product agreements between GCP and Gensia, Gensia was required to remit a milestone payment to GCP upon the approval of the GenESA(TM) System by the U.S. Food and Drug Administration. Such approval was received in September 1997 and, as part of the agreements, Gensia remitted payment to GCP in shares of Gensia common stock. The Partnership, as a limited partner in GCP, received 137,772 shares of Gensia with a market value on the date of distribution of $6.80 per share and, accordingly recognized income from product development projects in the amount of $936,850 for the year ended December 31, 1997 (see Note 3 - Marketable Securities).

      On May 31, 1996, the Partnership sold, transferred and assigned its rights, title, an interest in the callable warrant to purchase 500,000 shares of Athena Neurosciences, Inc. ("Athena") as well as its various program agreements with Athena for the development of Diastat(R) for a purchase price of $6,000,000 and recognized a gain of this amount from the sale of this product development project for the year ended December 31, 1996.

If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At December 31, 1998, the Partnership owned warrants to purchase 133,000 shares and 252,700 shares of Repligen Corporation at an exercise price of $2.50 per share and $3.50 per share, respectively. The exercise period expires March 2001. The market price of Repligen Corporation stock at December 31, 1998 was $1.28125 per share. The Partnership's warrant to purchase 35,512 shares of Cayenne Software, Inc. at an exercise price of $25.91 per share expired in July 1998. The Partnership did not exercise the warrant since, during the exercise

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Item 5 Continued)

period, the market price of the stock never exceeded the exercise price.

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