Form 10-Q
period 1999-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 1999-05-17
CIK 865936

United States
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 1999
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                 March 31, 1999


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                         Page

Item 1.   Financial Statements

          Statements of Financial Condition (unaudited) at
          March 31, 1999 and December 31, 1998                             2

          Statements of Operations
          (unaudited) for the three months ended
          March 31, 1999 and 1998                                          3

          Statement of Changes in Partners' Capital
          (unaudited) for the three months ended
          March 31, 1999                                                   3

          Statements of Cash Flows
          (unaudited) for the three months ended
          March 31, 1999 and 1998                                          4

          Notes to Financial Statements
          (unaudited)                                                   5-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11-12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                13

          Signatures                                                      14

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                      March 31,          December 31,
                                                                           1999                  1998
-----------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value                 $        9,257,178    $        9,147,266

      Advances to product development projects                           21,784                21,784
                                                             ------------------    ------------------
Total assets                                                 $        9,278,962    $        9,169,050
                                                             ==================    ==================

Liabilities and partners' capital:

      Accrued liabilities                                    $          108,517    $           74,205

      Partners' capital                                               9,170,445             9,094,845
                                                             ------------------    ------------------
Total liabilities and partners' capital                      $        9,278,962    $        9,169,050
                                                             ==================    ==================
-----------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended March 31,                                       1999                  1998
-----------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                        $           17,662    $           13,478
      Unrealized appreciation  (depreciation) of
       marketable securities and investments                            101,094            (3,025,421)
                                                             ------------------    ------------------
                                                                        118,756            (3,011,943)
                                                             ------------------    ------------------
Expenses:
      General and administrative costs                                   43,156                37,739
                                                             ------------------    ------------------
Net income (loss)                                            $           75,600    $       (3,049,682)
                                                             ==================    ==================

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)               $             1.50    $           (60.38)
      General partner                                        $           756.00    $       (30,496.82)
-----------------------------------------------------------------------------------------------------
See notes to financial statements.


STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)


                                                                   Limited               General
For the three months ended March 31, 1999                          Partners              Partner                Total
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                 $        9,002,361    $           92,484    $       9,094,845

Net income                                                               74,844                   756               75,600
                                                             ------------------    ------------------    -----------------
Balance at March 31, 1999                                    $        9,077,205    $           93,240    $       9,170,445
                                                             ==================    ==================    =================
--------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


For the three months March 31,                                             1999                  1998
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $           75,600    $       (3,049,682)
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation
   of marketable securities and investments                            (101,094)            3,025,421

(Increase) decrease in operating assets:
  Marketable securities                                                  (8,818)               45,016
  Prepaid expenses                                                            -                (3,609)

Increase (decrease) in operating liabilities:
  Accrued liabilities                                                    34,312               (17,146)
                                                             ------------------    ------------------
Cash provided by  operating activities                                        -                     -
                                                             ------------------    ------------------
Increase in cash                                                              -                     -

Cash at beginning of period                                                   -                     -
                                                             ------------------    ------------------
Cash at end of period                                        $                -    $                -
                                                             ==================    ==================

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1999 and 1998.
--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Business

      The financial information as of and for the periods ended March 31, 1999 and 1998 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1999, are not necessarily indicative of results to be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1998.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                         Limited          General
                                                                                        Partners          Partner
                                                                                        --------          -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At March 31,
         1999, Contribution Payout was $1,388 per
         Unit...................................................................           99%               1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout").............           80%              20%

   III.  After Final Payout.....................................................           75%              25%

      During the quarter ended March 31, 1999, the Partnership made no cash or security distributions. At March 31, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 1999, the cumulative profits of the Partnership were $560 per Unit.

2.    Summary of Significant Accounting Policies

      The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), the Partnership accounted for its investments in restricted common stock (where the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurred. Investments in restricted common stock, whereby the restriction period exceeded one year, were accounted for at the lower of cost or fair value.

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

      The Partnership's investments in stock of non-public companies were subject to fluctuations in value dependent on the underlying value of the issuing company. Non-publicly traded securities were valued at cost. The carrying value of these securities was adjusted when changes in their fair values were readily ascertainable. Downward adjustments relating to such securities were made in the event that the value as determined by the General Partner's evaluations of the project technology or Sponsor Company was deemed less than the carrying value. These evaluations of value were made based on currently available information and did not necessarily represent the amount, if any, which would ultimately be realized.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.    Marketable Securities

      The Partnership held the following marketable securities at:

                                                      March 31, 1999                      December 31, 1998
                                              -------------------------------      -------------------------------
                                                 Carrying                             Carrying
                                                   Value             Cost               Value             Cost
                                              -------------     -------------      -------------     -------------
Money market fund                             $   1,574,002     $   1,574,002      $   1,565,184     $   1,565,184

Biocompatibles International plc
   (815,000 common shares)                        1,413,003           815,000          1,162,957           815,000

Gensia Sicor, Inc.
   (137,772 common shares)                          387,484           936,850            624,280           936,850

Genzyme Molecular Oncology
   (713,091 common shares)                        2,674,092         1,000,000          2,317,546         1,000,000

Medarex, Inc.
   (281,708 restricted common shares)                  ----              ----            853,927              ----
   (722,915 and 441,207 unrestricted              2,304,292              ----          1,337,409              ----
   common shares at March 31, 1999 and
   December 31, 1998, respectively)

Pharming Group N.V.
   (129,555 ordinary shares)                        904,305         3,500,000          1,285,963         3,500,000
                                              -------------     -------------      -------------     -------------
                                              $   9,257,178     $   7,825,852      $   9,147,266     $   7,817,034
                                              =============     =============      =============     =============

      Biocompatibles International plc ("Biocompatibles") is a development stage company engaged in the research, development and commercialization of coatings and new materials which reduce compatibility problems associated with certain medical devices. The market value of the shares at December 31, 1998, approximated $1.427 per share as compared to $1.734 per share at March 31, 1999. Accordingly, the Partnership recognized unrealized appreciation on its investment of 815,000 shares for the three months ended March 31, 1999, of $250,046. At March 31, 1998 the market value of the Partnership's investment was $2,342,661 as compared to $6,620,596 at December 31, 1997 resulting in the recognition of unrealized depreciation of $4,277,935 for the quarter ended March 31, 1998. (See Note 7 - Subsequent Events).

      During 1997, the Partnership received 137,772 common shares of Gensia Sicor, Inc. ("Gensia") with a market value on the date of distribution of $6.80 per share as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). As of March 31, 1999, the market value of Gensia decreased to $2.8125 per share as compared to $4.53125 per share at December 31, 1998 resulting in the recognition of unrealized depreciation of $236,796 for the quarter ended March 31, 1999. The Partnership recognized unrealized depreciation of $112,009 for the three months ended March 31, 1998 resulting from a decrease in the market value of the shares from $5.813 per share at December 31, 1997 to $5.00 per share at March 31, 1998.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 3 Continued)

      In November 1998, Genzyme Molecular Oncology ("GMO") commenced trading on the Nasdaq National Market. The Partnership reclassified its investment of 713,091 non-publicly traded common shares (with a carrying value of $1,000,000) from investments to marketable securities and recorded the investment at its market value of $2,317,546 ($3.25 per share) at December 31, 1998. The market value of the shares at March 31, 1999 was $2,674,092 ($3.75 per share) resulting in unrealized appreciation of $356,546.

      In 1997, upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex, Inc. ("Medarex"), the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex which became saleable on or after January 1, 1999. In accordance with Statement No. 115, at March 31, 1998 the Partnership recorded its investment in Medarex shares at a market value of $1,364,523 ($4.84375 per share) and recognized unrealized appreciation of this amount for the quarter ended March 31, 1998. In September 1998, the Partnership received 441,207 unrestricted Medarex shares in connection with its remaining interest as a former GenPharm shareholder. The Partnership recorded its total investment of 722,915 shares as of December 31, 1998, at the aggregate market value of $2,191,336 ($3.03125 per share). As of March 31, 1999, the Partnership recorded its total investment in Medarex at $2,304,292 ($3.1875 per share) and recognized unrealized appreciation of $112,956 for the quarter then ended.

      A restructuring by GenPharm in 1995 resulted in the spin-off of its European subsidiary, Pharming BV. In connection with this spin-off, the Partnership (as a shareholder of GenPharm) received 14,395 shares of Pharming BV Class A restricted stock which the General Partner valued at $1,150,000 based on the current and future financial prospects of Pharming BV at that time. In connection with an initial public offering in July 1998, the company was renamed Pharming Group N.V. ("Pharming") and the Partnership's investment was converted into 129,555 ordinary shares (after a 9:1 stock split) which became saleable on January 1, 1999. At December 31, 1998, the market value of the investment was $1,285,963 ($9.926 per share) as compared to $904,305 ($6.98 per share) at March 31, 1999. The Partnership recognized unrealized depreciation of $381,658 for the quarter ended March 31, 1999. (See Note 7 - Subsequent Events).

4.    Related Party Transactions

      The General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership

      The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI").

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

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At March 31, 1999, the Partnership owned warrants to purchase 133,000 shares and 252,700 shares of Repligen Corporation at an exercise price of $2.50 per share and $3.50 per share, respectively. The exercise period expires March 2001. The market price of Repligen Corporation stock at March 31, 1999 was $3.0625 per share. The Partnership's warrant to purchase 35,512 shares of Cayenne Software, Inc. at an exercise price of $25.91 per share expired in July 1998. The Partnership did not exercise the warrant since, during the exercise period, the market price of the stock never exceeded the exercise price.

6.    Income Taxes

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7.    Subsequent Events

      On April 23, 1999 the Partnership sold its investment of 129,555 shares of Pharming for proceeds of $796,804 resulting in a realized loss of $107,501 and $489,159 for the three months and six months ended June 30, 1999, respectively. In May 1999, the Partnership sold its investment of 815,000 shares of Biocompatibles for aggregate proceeds of $1,302,967 resulting in a realized gain
(loss) of $(110,036) and $140,010 for the three months and six months ended June 30, 1999.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Partners' capital increased from $9.1 million at December 31, 1998, to $
9.2 million at March 31, 1999, resulting from the recognition of net income for the three months ended March 31, 1999, of $0.1 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $9.2 million at December 31, 1998 to $9.3 million at March 31, 1999 resulting from a net increase in the market values of marketable securities held as of these dates.

Results of Operations

Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

      Net income (loss) for the three months ended March 31, 1999 and 1998 was $0.1 million and $(3.1) million, respectively resulting from a favorable change in unrealized appreciation (depreciation) of marketable securities of $3.0 million.

      For the quarters ended March 31, 1999 and 1998, unrealized appreciation (depreciation) of marketable securities was $0.1 million and $(3.0) million, respectively. For this period in 1999 the Partnership recognized unrealized appreciation on the following investments: $0.35 million on 0.713 million shares of GMO resulting from an increase in the market value from $3.25 per share at December 31, 1998 to $3.75 per share at March 31, 1999; $0.25 million on 0.815 shares of Biocompatibles whereby the market value at December 31, 1998 and March 31, 1999 was $1.4272 per share and $1.73398 per share, respectively; $0.1 million on 0.722 shares of Medarex to reflect an increase in the market value per share of $3.03125 to $3.18750 from December 31, 1998 to March 31, 1999. Unrealized depreciation of $0.4 and $0.2 million was recognized on the Partnership's investments of 0.129 million shares of Pharming and 0.138 shares of Gensia. The market value of Pharming decreased form $9.926 per share at December 31, 1998 to $6.98 per share at March 31, 1999. The market value of Gensia as of December 31, 1998 and March 31, 1999 was $4.53125 per share and $2.8125 per share, respectively. For the three months ended March 31, 1998, the Partnership recognized net unrealized depreciation of $3.0 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.138 shares of Gensia and 0.282 shares of Medarex. The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $2.875 per share as of March 31, 1998, resulting in unrealized depreciation of the three months ended March 31, 1998 of $4.3 million. Likewise, the market value per share of Gensia decreased as of these dated form $5.813 to $5.00 resulting in unrealized depreciation for the quarter ended March 31, 1998 of $0.1 million. In accordance with Statement No. 115, at March 31, 1998, the Partnership recorded its investment in Medarex common stock at a market value of $4.84375 per share recognizing appreciation of $1.4 million for the quarter then ended.

      There were no material variances in expenses for the quarter ended March 31, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Year 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it is executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and initial testing are in progress and expected to be completed by year-end. Final testing is expected to be completed by June 1999. Conversion of client databases will commence in May 1999. The servicing agent has not quantified the extent to which their plan has been completed to date. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the most recent available public disclosure of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies do not expect that the Year 2000 Issue will adversely effect their future financial condition. However, they cannot provide assurances that unanticipated problems or costs will not arise. To date, the Partnership has no contingency plan in place but intends to evaluate in June 1999 the status of the Year 2000 Issue with third parties to determine whether such a plan is necessary.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a) Exhibits:

            None

         b) Reports on Form 8-K:

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May 1999.

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