Form 10-Q
period 1999-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 1999-08-16
CIK 865936

United States
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 1999
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                  June 30, 1999

                                Table of Contents

PART I.     FINANCIAL INFORMATION                                        Page

Item 1.     Financial Statements

            Statements of Financial Condition (unaudited) at
            June 30, 1999 and December 31, 1998                            2

            Statements of Operations
            (unaudited) for the three months and six months
            ended June 30, 1999 and 1998                                   3

            Statement of Changes in Partners' Capital
            (unaudited) for the six months ended
            June 30, 1999                                                  4

            Statements of Cash Flows
            (unaudited) for the six months ended
            June 30, 1999 and 1998                                         5

            Notes to Financial Statements
            (unaudited)                                                  6-11

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         12-14

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              15

            Signatures                                                    16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                                         June 30,          December 31,
                                                                             1999                  1998
--------------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value                   $        9,112,997    $        9,147,266

      Advances to product development projects                             21,784                21,784

                                                                 -----------------     -----------------
Total assets                                                   $        9,134,781    $        9,169,050
                                                                 =================     =================

Liabilities and partners' capital:

      Accrued liabilities                                                  66,777                74,205

      Partners' capital                                                 9,068,004             9,094,845

                                                                 -----------------     -----------------
Total liabilities and partners' capital                        $        9,134,781    $        9,169,050
                                                                 =================     =================
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                                          1999                  1998
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           27,749    $           12,634
      Unrealized depreciation of marketable
       securities                                                         (35,358)             (357,255)
      Realized loss on sale of marketable
       securities                                                         (46,456)                    -
                                                                 -----------------     -----------------
                                                                          (54,065)             (344,621)
                                                                 -----------------     -----------------
Expenses:
      General and administrative costs                                     48,377                42,366
                                                                 -----------------     -----------------
                                                                           48,377                42,366
                                                                 -----------------     -----------------

Net loss                                                       $         (102,442)   $         (386,987)
                                                                 =================     =================
Net loss per partnership unit:
      Limited partners (based on 50,000 units)                 $            (2.03)   $            (7.66)
      General partner                                          $        (1,024.42)   $        (3,869.87)
--------------------------------------------------------------------------------------------------------


For the six months ended June 30,                                            1999                  1998
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           45,413    $           26,112
      Unrealized appreciation (depreciation) of marketable
       securities                                                         434,144            (3,382,676)
      Realized loss on sale of marketable
       securities                                                        (414,865)                    -
                                                                 -----------------     -----------------
                                                                           64,692            (3,356,564)
                                                                 -----------------     -----------------
Expenses:
      General and administrative costs                                     91,533                80,105
                                                                 -----------------     -----------------
                                                                           91,533                80,105
                                                                 -----------------     -----------------

Net loss                                                       $          (26,841)   $       (3,436,669)
                                                                 =================     =================
Net loss per partnership unit:
      Limited partners (based on 50,000 units)                 $            (0.53)   $           (68.05)
      General partner                                          $          (268.41)   $       (34,366.69)
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

                                                                     Limited               General
For the six months ended June 30, 1999                               Partners              Partner                Total
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                                     $        9,002,361    $           92,484    $       9,094,845

Net loss                                                                  (26,573)                 (268)             (26,841)

                                                                 -----------------     -----------------     ----------------
Balance at June 30, 1999                                       $        8,975,788    $           92,216    $       9,068,004
                                                                 =================     =================     ================
-----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                                            1999                  1998
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                       $          (26,841)   $       (3,436,669)
Adjustments to reconcile net loss to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation of marketable
    securities                                                           (434,144)            3,382,676

Decrease (increase) in operating assets:
  Marketable securities                                                   468,413                87,188
  Prepaid expense and other assets                                              -                (3,608)

Decrease in operating liabilities:
  Payable to PaineWebber Development Corporation                                -                (3,613)
  Accrued liabilities                                                      (7,428)              (25,974)
                                                                 -----------------     -----------------
Cash provided by operating activities                                           -                     -
                                                                 -----------------     -----------------

Cash at beginning of period                                                     -                     -
                                                                 -----------------     -----------------

Cash at end of period                                          $                -    $                -
                                                                 =================     =================
--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 1999 and 1998.
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Business

      The financial information as of and for the periods ended June 30, 1999 and 1998 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership") such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1999, are not necessarily indicative of results to be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1998 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1999.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                 Limited
                                                 Partners     General Partner
                                                 --------     ---------------
I.   Until the value of the aggregate
     distributions for each limited
     partnership unit ("Unit") equals
     $1,000 plus simple interest on
     such amount accrued at 5% per annum
     ("Contribution Payout"); At June
     30, 1999, Contribution Payout
     was $1,400 per Unit....................        99%              1%

II.  After Contribution Payout and until
     the value of the aggregate
     distributions for each Unit equals
     $5,000 ("Final Payout")................        80%             20%

III. After Final Payout.....................        75%             25%

      During the quarter ended June 30, 1999, the Partnership made no cash or security distributions. At June 30, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 1999, the cumulative profits of the Partnership were $558 per Unit.

2.    Summary of Significant Accounting Policies

      The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), the Partnership accounted for its investments in restricted common stock (where the restriction period expired in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurred. Investments in restricted common stock, whereby the restriction period exceeded one year, were accounted for at the lower of cost or fair value.

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

      The Partnership's warrants are currently exercisable and the Sponsor Company's stock is publicly traded, therefore, the warrants are carried at intrinsic value (the excess, if any, of market price per share over the exercise price per share), which approximates fair value.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    Marketable Securities

      The Partnership held the following marketable securities at:

                                                       June 30, 1999                      December 31, 1998
                                                Carrying                             Carrying
                                                  Value              Cost              Value              Cost
                                              -------------     -------------      -------------     -------------
Money market fund                             $   4,169,971     $   4,169,971      $   1,565,184     $   1,565,184

Biocompatibles International plc
   (815,000 common shares)                             ----              ----          1,162,957           815,000

Gensia Sicor, Inc.
   (137,772 common shares)                             ----              ----            624,280           936,850

Genzyme Molecular Oncology
   (713,091 common shares)                        1,961,001         1,000,000          2,317,546         1,000,000

Medarex, Inc.
   (281,708 restricted common shares)                  ----              ----            853,927              ----
   (722,915 and 441,207 unrestricted              2,982,025              ----          1,337,409              ----
   common shares at June 30, 1999 and
   December 31, 1998, respectively)

Pharming Group N.V.
   (129,555 ordinary shares)                           ----              ----          1,285,963         3,500,000
                                              -------------     -------------      -------------     -------------
                                              $   9,112,997     $   5,169,971      $   9,147,266     $   7,817,034
                                              =============     =============      =============     =============

      During the quarter ended June 30, 1999, the Partnership sold its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc. ("Gensia") and Pharming Group N.V. ("Pharming"). Upon the sale of Biocompatibles the Partnership received aggregate proceeds of $1,302,967 (average price of $1.60 per share) and recognized a gain (loss) for the three months and six months ended June 30, 1999 of $(110,036) and $140,010, respectively. Aggregate proceeds from the sale of Gensia were $558,564 (average price of $4.05 per share) resulting in a gain (loss) for the three months and six months ended June 30, 1999 of $171,080 and $(65,716), respectively. The sale of Pharming generated proceeds of $796,804 ($6.15 per share) which resulted in a loss of $107,501 and $489,159 for these same periods ended June 30, 1999. The market value of the Biocompatibles shares at June 30, 1998, was $1.99 per share as compared to $2.875 and $8.124 per share at March 31, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the three months and six months ended June 30, 1998, of $721,275 and $4,999,210, respectively. As of June 30, 1998, the market value of Gensia shares decreased to $4.00 per share as compared to $5.00 and $5.813 per share as of March 31, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation of $137,772 and $249,781 for the three months and six months ended June 30, 1998, respectively.

      In November 1998, Genzyme Molecular Oncology ("GMO") commenced trading on the Nasdaq National Market. The Partnership reclassified its investment of 713,091 non-publicly traded common shares (with a carrying value of $1,000,000) from investments to marketable securities and recorded the

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 3 Continued)

investment at its market value of $2,317,546 ($3.25 per share) at December 31, 1998 and $2,674,092 ($3.75 per share) at March 31, 1999. As of June 30, 1999 the
Partnership recorded its investment in GMO at the market value of $2.75 per share resulting in unrealized depreciation of $713,091 and $356,545 for the three months and six months then ended.

      In 1997, upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex, Inc. ("Medarex"), the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex which became saleable on or after January 1, 1999. In accordance with Statement No. 115, the Partnership recorded its investment in Medarex shares as of March 31 and June 30, 1998 at market values of $1,364,523 ($4.84375 per share) and $1,866,315 ($6.625 per share), respectively. Accordingly, the Partnership recognized unrealized appreciation of $501,792 and $1,866,315 for the three months and six months ended June 30, 1998, respectively. In September 1998, the Partnership received 441,207 unrestricted Medarex shares in connection with its remaining interest as a former GenPharm shareholder. The Partnership recorded its total investment of 722,915 shares as of March 31, 1999 and December 31, 1998, at the aggregate market value of $2,304,292 ($3.1875 per share) and $2,191,336 ($3.03125 per share), respectively. As of June 30, 1999, the Partnership recorded its investment in Medarex at $4.125 per share and recognized unrealized appreciation of $677,733 and $790,688 for the three months and six months then ended.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 5 Continued)

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At June 30, 1999, the Partnership owned warrants to purchase 133,000 shares and 252,700 shares of Repligen Corporation at an exercise price of $2.50 per share and $3.50 per share, respectively. The exercise period expires March 2001. The market price of Repligen Corporation stock at June 30, 1999 was $2.875 per share. The Partnership's warrant to purchase 35,512 shares of Cayenne Software, Inc. at an exercise price of $25.91 per share expired in July 1998. The Partnership did not exercise the warrant since, during the exercise period, the market price of the stock never exceeded the exercise price.

6.    Income Taxes

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Partners' capital approximated $9.1 million at December 31, 1998 and June 30, 1999.

      The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets decreased from $9.2 million at December 31, 1998 to $9.1 million at June 30, 1999 resulting from a net decrease in the market values of marketable securities held as of these dates.

Results of Operations

Three months ended June 30, 1999 compared to the three months ended June 30, 1998:

      Net loss for the three months ended June 30, 1999 and 1998 was $102,500 and $387,000, respectively. The decrease in net loss resulted primarily from a favorable change in revenues of $290,500.

      Net revenues for the three months ended June 30, 1999 and 1998 were $(54,100) and $(344,600), respectively. The variance was due primarily to a favorable change in net unrealized depreciation of $321,900 offset by the recognition of a loss upon the sale of marketable securities as of June 30, 1999 of $46,500. For the three months ended June 30, 1999 the Partnership recognized net unrealized depreciation of $35,400 resulting from its investment of 713,100 shares of GMO and 722,900 shares of Medarex. The market value of GMO decreased from $3.75 per share at March 31, 1999 to $2.75 per share at June 30, 1999, resulting in unrealized depreciation for the three moths ended June 30, 1999 of $713,100. This was offset by the market value increase of Medarex from $3.1875 per share at March 31, 1999 to $4.125 per share at June 30, 1999, resulting in unrealized appreciation for the three months ended June 30, 1999 of $677,700. For the three months ended June 30, 1998, the Partnership recognized net unrealized depreciation of $357,300 resulting from its investment of 815,000 shares of Biocompatibles, 137,800 shares of Gensia and 281,700 shares of Medarex. The market value of Biocompatibles decreased from $2.875 per share at March 31, 1998 to $1.99 per share as of June 30, 1998, resulting in unrealized depreciation for the three months ended June 30, 1998 of $721,300. Likewise, the market value per share of Gensia decreased as of these dates from $5.00 to $4.00 resulting in unrealized depreciation for the three months ended June 30, 1998 of $137,800. The market value per share of Medarex increased from $4.84375 as of March 31, 1998 to $6.625 per share as of June 30, 1998 resulting in the recognition of unrealized appreciation of $501,800 for the quarter ended June 30, 1998.

      During the three months ended June 30, 1999 the partnership sold 815,000 shares of Biocompatibles for proceeds of $1,303,000, with a carrying value at March 31, 1999 of $1,413,000. The Partnership recognized a loss on the sale of $110,000. Aggregate proceeds from the sale of Gensia were $558,600 as compared to a March 31, 1999 carrying value of $387,500 resulting in a gain upon the sale for the quarter ended June 30, 1999 of $171,000. The sale of Pharming shares (with a carrying value of $904,300 at March 31, 1999) for proceeds of $796,800 resulted in a loss of $107,500.

      There were no material variances in expenses for the three months ended June 30, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Six months ended June 30, 1999 compared to the six months ended June 30, 1998:

      Net loss for the six months ended June 30, 1999 and 1998 was $26,800 and $3,436,700, respectively. The decrease in net loss resulted from a favorable change in revenues.

      Net revenues for the six months ended June 30, 1999 and 1998 were $64,700 and $(3,356,600), respectively. The variance was due primarily to a favorable change in unrealized appreciation (depreciation) of $3,816,800 offset by the recognition in 1999 of realized losses on sales of marketable securities of $414,900. For the six months ended June 30, 1999 the Partnership recognized net unrealized appreciation of $434,100 resulting from its investment of 713,100 shares of GMO and 722,900 shares of Medarex. The market value of GMO decreased from $3.25 per share at December 31, 1998 to $2.75 per share at June 30, 1999, resulting in unrealized depreciation for the six months ended June 30, 1999 of $356,500. This was offset by the increase in market value of Medarex from $3.03125 per share at December 31, 1998 to $4.125 at June 30, 1999, resulting in unrealized appreciation for the six months ended June 30, 1999 of $790,600. For the six months ended June 30, 1998, the Partnership recognized net unrealized depreciation of $3,382,700 resulting from its investment of 815,000 shares of Biocompatibles, 137,800 shares of Gensia and 281,700 shares of Medarex. The market value of Biocompatibles decreased from $8.124 per shares at December 31, 1997 to $1.99 per share as of June 30, 1998, resulting in unrealized depreciation for the six months ended June 30, 1998 of $4,999,200. Likewise, the market value per share of Gensia decreased as of these dates from $5.813 to $4.00 resulting in unrealized depreciation for the six months ended June 30, 1998 of $249,800. During the six months ended June 30, 1998, in accordance with Statement No. 115, the Partnership recorded its investment in Medarex restricted shares (with a restriction period of less than one year) at a market value of $6.625 per share and, accordingly, recognized unrealized appreciation of $1,866,300.

      During the six months ended June 30, 1999, the Partnership recognized a net loss from the sale of marketable securities of $414,900. The Partnership sold its investment in Biocompatibles with a carrying value as of December 31, 1998 of $1,163,000 for proceeds of $1,303,000 and realized a gain of $140,000. Aggregate proceeds from the sale of shares of Gensia were $558,600 as compared to the carrying value of $624,300. The Partnership recognized a loss of $65,700 upon this sale for the six months ended June 30, 1999. The sale of Pharming shares (with a carrying value of $1,286,000) for proceeds of $796,800 resulted in a loss of $489,200 for the six months ended June 30, 1999.

      There were no material variances in expenses for the six months ended June 30, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Year 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it has been executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and final testing were completed by June 30, 1999. Conversion of client databases was also completed by June 30, 1999. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the recent available public disclosure of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies do not expect that the Year 2000 Issue will adversely effect their future financial condition. However, they cannot provide assurances that unanticipated problems or costs will not arise. To date, the Partnership has no contingency plan in place but intends to evaluate in September 1999 the status of the Year 2000 Issue with third parties to determine whether such a plan is necessary.

                            PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

            a)   Exhibits:

                 None

            b)   Reports on Form 8-K:

                 None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August 1999.

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