Form 10-Q
period 1999-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 1999-11-15
CIK 865936

United States
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1999
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                                   ----------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No  -
                                              ---     ---

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                               September 30, 1999

                                Table of Contents

PART I.      FINANCIAL INFORMATION                                       Page

Item 1.      Financial Statements

             Statements of Financial Condition (unaudited) at
             September 30, 1999 and December 31, 1998                     2

             Statements of Operations
             (unaudited) for the three months and nine months
             ended September 30, 1999 and 1998                            3

             Statement of Changes in Partners' Capital
             (unaudited) for the nine months ended
             September 30, 1999                                           4

             Statements of Cash Flows
             (unaudited) for the nine months ended
             September 30, 1999 and 1998                                  5

             Notes to Financial Statements
             (unaudited)                                                 6-11

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         12-14

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                             15

             Signatures                                                   16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                   September 30,    December 31,
                                                            1999            1998
--------------------------------------------------------------------------------
Assets:

     Marketable securities, at market value          $12,640,970     $ 9,147,266

     Advances to product development projects             21,784          21,784
                                                     -----------     -----------
Total assets                                         $12,662,754     $ 9,169,050
                                                     ===========     ===========

Liabilities and partners' capital:

     Accrued liabilities                             $    71,255     $    74,205

     Partners' capital                                12,591,499       9,094,845
                                                     -----------     -----------
Total liabilities and partners' capital              $12,662,754     $ 9,169,050
                                                     ===========     ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,                       1999         1998
--------------------------------------------------------------------------------
Revenues:
     Interest income                                    $    49,240  $    14,758
     Unrealized appreciation of marketable securities     2,197,460    1,094,099
     Realized gain on sale of marketable securities       1,322,042      598,750
                                                        -----------  -----------
                                                          3,568,742    1,707,607
                                                        -----------  -----------
Expenses:
     General and administrative costs                        45,247       38,457
                                                        -----------  -----------
Net income                                              $ 3,523,495  $ 1,669,150
                                                        ===========  ===========
Net income per partnership unit:
     Limited partners (based on 50,000 units)           $     69.77  $     33.05
     General partner                                    $ 35,234.95  $ 16,691.50

================================================================================


For the nine months ended September 30,                       1999         1998
-------------------------------------------------------------------------------
Revenues:
     Interest income                                   $    94,653  $    40,871
     Unrealized appreciation (depreciation) of
      marketable securities                              1,840,915   (2,288,577)
     Realized gain on sale of marketable securities      1,697,867      598,750
                                                       -----------  -----------
                                                         3,633,435   (1,648,956)
                                                       -----------  -----------
Expenses:
     General and administrative costs                      136,781      118,562
                                                       -----------  -----------
Net income (loss)                                      $ 3,496,654  $(1,767,518)
                                                       ===========  ===========
Net income (loss) per partnership unit:
     Limited partners (based on 50,000 units)          $     69.23  $    (35.00)
     General partner                                   $ 34,966.54  $(17,675.18)
--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

                                                    Limited     General
For the nine months ended September 30, 1999       Partners     Partner       Total
-------------------------------------------------------------------------------------
Balance at January 1, 1999                       $ 9,002,361   $ 92,484   $ 9,094,845

Net income                                         3,461,687     34,967     3,496,654
                                                 -----------   --------   -----------
Balance at September 30, 1999                    $12,464,048   $127,451   $12,591,499
                                                 ===========   ========   ===========

-------------------------------------------------------------------------------------
See notes to financial statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,                   1999           1998
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                  $ 3,496,654    $(1,767,518)
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation of
    marketable securities                           (1,840,915)     2,288,577

Increase in operating assets:
  Marketable securities                             (1,652,789)      (506,798)

Decrease in operating liabilities:
  Payable to PaineWebber Development Corporation            --         (3,613)
  Accrued liabilities                                   (2,950)       (10,648)
                                                   -----------    -----------
Cash provided by operating activities                       --             --
                                                   -----------    -----------
Cash at beginning of period                                 --             --
                                                   -----------    -----------
Cash at end of period                              $        --    $        --
                                                   ===========    ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1999 and 1998.
--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Business

      The financial information as of and for the periods ended September 30, 1999 and 1998 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership") such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1999, are not necessarily indicative of results to be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1998 and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                     Limited  General
                                                                                    Partners  Partner
                                                                                    --------  -------
  I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At September
      30, 1999, Contribution Payout was $1,412 per
      Unit.....................................................................         99%      1%

 II.  After Contribution Payout and until the value of the aggregate
      distributions for each Unit equals $5,000 ("Final Payout")...............         80%     20%

III.  After Final Payout.......................................................         75%     25%

         During the quarter ended September 30, 1999, the Partnership made no cash or security distributions. At September 30, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,143 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 1999, the cumulative profits of the Partnership were $628 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.    Marketable Securities

      The Partnership held the following marketable securities at:

                                            September 30, 1999          December 31, 1998
                                        -------------------------   -------------------------
                                         Carrying                    Carrying
                                           Value          Cost         Value          Cost
                                        -----------   -----------   -----------   -----------
Money market fund                       $ 8,482,509   $ 8,482,509   $ 1,565,184   $ 1,565,184
Biocompatibles International plc
   (815,000 common shares)                       --            --     1,162,957       815,000
Gensia Sicor, Inc.
   (137,772 common shares)                       --            --       624,280       936,850
Genzyme Molecular Oncology
   (713,091 common shares)                4,100,274     1,000,000     2,317,546     1,000,000
Medarex, Inc.
   (281,708 restricted common shares)            --            --       853,927            --
   (722,915 and 441,207 unrestricted             --            --     1,337,409            --
   common shares at June 30, 1999 and
   December 31, 1998, respectively)
Pharming Group N.V
   (129,555 ordinary shares)                     --            --     1,285,963     3,500,000
Repligen Corporation
   (Warrant to purchase 133,000 shares)      58,187            --            --            --
                                        -----------   -----------   -----------   -----------
                                        $12,640,970   $ 9,482,509   $ 9,147,266   $ 7,817,034
                                        ===========   ===========   ===========   ===========

      During the quarter ended September 30, 1999, the Partnership sold its shares of Medarex, Inc. ("Medarex") for aggregate proceeds of $4,304,067 (average price of $5.9538 per share). The carrying value of the shares was $2,982,025 ($4.125 per share) and $2,191,336 ($3.03125 per share) at June 30,
1999 and December 31, 1998, respectively. Accordingly, the Partnership recognized a gain upon the sale for the three months and nine months ended September 30, 1999 of $1,322,042 and $2,112,731, respectively. The market value of Medarex at September 30, 1998 was $3.9375 per share. The carrying value of the 281,708 restricted shares as of June 30, 1998 was $1,866,315 ($6.625 per share) and the Partnership recorded unrealized depreciation for the three months ended September 30, 1998 of $757,090. In September 1998 the Partnership received an additional 441,207 unrestricted Medarex shares which it recorded at a market value of $1,737,253 and recognized unrealized appreciation of this amount for the quarter ended September 30, 1998.

      During the nine months ended September 30, 1999, the Partnership sold its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc. ("Gensia") and Pharming Group N.V. ("Pharming"). Upon the sale of Biocompatibles the Partnership received aggregate proceeds of $1,302,967 (average price of $1.60 per share) and recognized a gain for the nine months ended September 30, 1999 of $140,010. Aggregate proceeds from the sale of Gensia were $558,564 (average price of $4.05 per share) resulting in a loss for the nine months ended September 30, 1999 of $65,716. The sale of Pharming generated proceeds of $796,804 ($6.15 per share) which resulted in a loss of $489,159 for this same period ended September 30, 1999. The market value of the Biocompatibles shares at September 30, 1998, was $1.527 per share as compared to $1.99 and $8.124 per share at June

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 3 Continued)

30, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the three months and nine months ended September 30, 1998, of $377,068 and $5,376,278, respectively. As of September 30, 1998, the market value of Gensia shares decreased to $4.0625 per share as compared to $4.00 and $5.813 per share as of June 30, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized appreciation (depreciation) of $8,611 and $(241,170) for the three months and nine months ended September 30, 1998, respectively. At September 30, 1998, the Partnership's investment of 129,555 shares of Pharming were not saleable until January 1, 1999. In accordance with Statement No. 115, the Partnership recorded the shares at a market value of $1,632,393 ($12.60 per share) as of September 30, 1998 as compared to a carrying value of $1,150,000 as of June 30, 1998. Accordingly, the Partnership recognized unrealized appreciation of $482,393 for the three months ended September 30, 1998.

      In November 1998, Genzyme Molecular Oncology ("GMO") commenced trading on the Nasdaq National Market. The Partnership reclassified its investment of 713,091 non-publicly traded common shares (with a carrying value of $1,000,000) from investments to marketable securities and recorded the investment at its market value of $2,317,546 ($3.25 per share) at December 31, 1998 and $1,961,001 ($2.75 per share) at June 30, 1999. As of September 30, 1999 the Partnership recorded its investment in GMO at the market value of $5.75 per share resulting in unrealized appreciation of $2,139,273 and $1,782,728 for the three months and nine months then ended.

      At September 30, 1999, the market value of Repligen Corporation ("Repligen") was $2.9375 per share. The Partnership recorded its warrant to purchase 133,000 shares with an exercise price of $2.50 per share at the intrinsic value of $58,187 and recognized unrealized appreciation of this amount for the periods ended September 30, 1999 (see Note 5).

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 5 Continued)

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At September 30, 1999, the Partnership owned warrants to purchase 133,000 shares and 252,700 shares of Repligen Corporation at an exercise price of $2.50 per share and $3.50 per share, respectively. The exercise period expires March 2001. The market price of Repligen Corporation stock at September 30, 1999 was $2.9375 per share (see Note 3).

6.    Income Taxes

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Partners' capital increased from $9.1 million at December 31, 1998 to $12.6 million at September 30, 1999 resulting from the recognition of net income for the nine months ended September 30, 1999 of $3.5 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $9.2 million at December 31, 1998 to $12.6 million at September 30, 1999 resulting from a net increase in the market values of marketable securities held as of these dates.

Results of Operations

Three months ended September 30, 1999 compared to the three months ended September 30, 1998:

      Net income for the three months ended September 30, 1999 and 1998 was $3.5 million and $1.7 million, respectively, resulting primarily from the recognition of revenues of these amounts.

      The increase in revenues of $1.8 million was a result primarily of a favorable change in unrealized appreciation of $1.1 million and an increase in realized gain on sale of marketable securities of $0.7 million. For the quarter ended September 30, 1999 the Partnership recorded its investment of 0.713 million shares of GMO at the market value of $5.75 per share as compared to $2.75 per share at June 30, 1999 and recognized unrealized appreciation of $2.1 million. Also, as of this date, the market value of Repligen was $2.9375 per share. Accordingly, the Partnership recorded its warrant to purchase 0.133 million shares with an exercise price of $2.50 per share at its intrinsic value of $0.1 million and recognized unrealized appreciation of this amount. For the three months ended September 30, 1998, the Partnership recognized net unrealized appreciation of $1.1 million resulting from its investments of 0.815 million shares of Biocompatibles, 0.130 million shares of Pharming, and 0.723 million shares of Medarex. The market value of Biocompatibles decreased from $1.99 per share at June 30, 1998 to $1.527 per share as of September 30, 1998, resulting in unrealized depreciation for the three months ended September 30, 1998 of $0.4 million. Likewise, the market value of Medarex decreased from $6.625 per share at June 30, 1998 to $3.9375 per share as of September 30, 1998, resulting in unrealized depreciation for the three months ended September 30, 1998 of $0.7 million on the Partnership's investment of 0.282 million shares. During the quarter ended September 30, 1998, the Partnership (as a former GenPharm shareholder) received 0.441 million additional Medarex shares and recorded the shares at September 30, 1998 at an aggregate market value of $1.7 million recognizing unrealized appreciation of this amount. Also for this period, in connection with an initial public offering in July 1998, the Partnership's investment in Pharming Class A stock was converted into ordinary shares with a restriction period expiring January 1, 1999. In accordance with Statement No.115, the Partnership recorded the shares at an aggregate market value of $1.6 million ($12.60 per share) as compared to a carrying value of $1.1 million and recognized unrealized appreciation of $0.5 million. Realized gain upon sale of marketable securities for the quarters ended September 30, 1999 and 1998 was $1.3 million and $0.6 million, respectively. During the quarter ended September 30, 1999 the Partnership sold its investment in Medarex for aggregate proceeds of $4.3 million. The carrying value of the investment at June 30, 1999 was $3.0 million and, accordingly, the Partnership recognized a gain of $1.3 million. During the three months ended September 30, 1998, the Partnership sold its rights, in part, as a former stockholder of GenPharm and received proceeds of $0.6 million upon the sale. Accordingly, the Partnership recognized a gain of this amount for this period.

      There were no material variances in expenses for the three months ended September 30, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

      Net income (loss) for the nine months ended September 30, 1999 and 1998 was $3.5 million and $(1.8) million, respectively. The increase of $5.3 million resulted from an increase in revenues of this amount.

      Net revenues for the nine months ended September 30, 1999 and 1998 were $3.6 million and $(1.7) million, respectively. The increase resulted primarily from a favorable change in unrealized appreciation (depreciation) of marketable securities of $4.1 million and an increase in realized gain on sale of marketable securities of $1.1 million. For the nine months ended September 30, 1999, the Partnership recognized unrealized appreciation of $1.8 million on its investment of 0.713 million shares of GMO resulting from the increase in its market value from $3.25 per share at December 31, 1998 to $5.75 per share as of September 30, 1999. For the nine months ended September 30, 1998, the Partnership recognized net unrealized depreciation of $2.3 million resulting from its investments of 0.815 shares of Biocompatibles, 0.138 million shares of Gensia, 0.723 million shares of Medarex and 0.13 million shares of Pharming. The market value of Biocompatibles decreased from $8.125 per share at December 31, 1997 to $1.527 per share as of September 30, 1998, resulting in unrealized depreciation for the nine months ended September 30, 1998 of $5.4 million. Likewise, the market value per share of Gensia decreased as of these dates from $5.9813 to $4.063 resulting in unrealized depreciation for the nine months ended September 30, 1998 of $0.2 million. During the nine months ended September 30, 1998, in accordance with Statement No. 115, the Partnership recorded its investment in Medarex restricted shares (with a restriction period of less than one year) at a market value of $3.9375 per share at September 30, 1998 and, accordingly, recognized unrealized appreciation of $2.8 million. Previously, such shares were recorded at zero value. The Partnership recognized unrealized appreciation on its investment in Pharming of $0.5 million (see Results of Operations - Three months ended September 30, 1999 compared to the three months ended September 30, 1998). During the nine months ended September 30, 1999, the Partnership recognized a net gain from the sale of marketable securities of $1.7 million. The Partnership sold its investment in Biocompatibles with a carrying value as of December 31, 1998 of $1.2 million for proceeds of $1.3 million and realized a gain of $0.1 million for the nine months ended September 30, 1999. The sale of Pharming shares (with a carrying value of $1.3 million) for proceeds of $0.8 million resulted in a loss of $0.5 million for this same period. In addition, the Partnership recognized a gain of $2.1 million from its sale of Medarex for proceeds of $4.3 million as compared to a carrying value at December 31, 1998 of $2.2 million. For this same period in 1998 the Partnership recognized a gain on the sale of marketable securities of $0.6 million (see Results of Operations - Three months ended September 30, 1999 compared to the three months ended September 30, 1998).

      There were no material variances in expenses for the nine months ended September 30, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it has been executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and final testing were completed by June 30, 1999. Conversion of client databases was also completed by June 30, 1999. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the recent available public disclosure of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies do not expect that the Year 2000 Issue will adversely affect their future financial condition. However, they cannot provide assurances that unanticipated problems or costs will not arise.

                            PART II OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           a) Exhibits:

              None

           b) Reports on Form 8-K:

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 1999.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By: PaineWebber Development Corporation
                      (General Partner)


                  By: /s/ Dhananjay M. Pai
                      ---------------------------
                      Dhananjay M. Pai
                      President


                  By: /s/ Anthony M. DiIorio
                      ---------------------------
                      Anthony M. DiIorio
                      Principal Financial and Accounting Officer