Form 10-K
period 1999-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2000-03-30
CIK 865936

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    Form 10-K
                                    ---------

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1999
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                    ----------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                    ----------------------------------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                    ----------------------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

    As of December 31, 1999, the Partnership had ongoing Projects with Alkermes, Inc. and Cephalon, Inc. (See Exhibit A, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to the investments in Projects, as of December 31, 1999, the Partnership owned warrants and marketable securities as described in Notes 3 and 5 of the "Notes to Financial Statements" included in this filing on Form 10-K.

Partnership Management

    The Partnership has contracted with the General Partner, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. Until September 1999, an Advisory Board had acted as special advisor to the General Partner. All fees and expenses of the Advisory Board were paid for by the General Partner.

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

(Item 1 Continued)

Distributions

    All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                          Limited    General
                                                          Partners   Partner
                                                          --------   -------
      I.      Until the value of the aggregate
              distributions for each limited
              partnership unit ("Unit") equals $1,000
              plus simple interest on such amount
              accrued at 5% per annum ("Contribution
              Payout"); At December 31, 1999,
              Contribution Payout was $1,425 per
              Unit.....................................      99%        1%

      II.     After Contribution Payout and until the
              value of the aggregate distributions for
              each Unit equals $5,000 ("Final
              Payout").................................      80%       20%

      III.    After Final Payout.......................      75%       25%

    At December 31, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,283 and $98 per Unit, respectively.

Profit and Loss Allocation

    Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1999, the cumulative profits of the Partnership were $653 per Unit.

Other

    At December 31, 1999, the Partnership had no employees, and PWDC, the General Partner, had no employees other than its executive officers (see Item
10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.

Item 2. Properties.

    The Partnership does not own or lease any office, manufacturing or laboratory facilities.

Item 3. Legal Proceedings.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1999, there were 4,680 Limited Partners.

    The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. During the year ended December 31, 1999, the Partnership made a cash distribution to the Partners of $7,070,707 ($140 per Unit; $70,707 to the general partnership interest). During the year ended December 31, 1998, the Partnership made no distributions to the Partners. During the year ended December 31, 1997 the Partnership made cash distributions to its Partners of $27,777,777 ($550 per Unit; $277,777 to the general partnership interest).

Item 6. Selected Financial Data.

    See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

    Partners' capital of $9.1 million at December 31, 1998, decreased to $6.8 million at December 31, 1999, resulting from the Partnership's recognition of net income of $4.8 million (as discussed in Results of Operations below) offset by cash distributions to the Partners of $7.1 million.

    The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets decreased from $9.1 million at December 31, 1998 to $6.8 million at December 31, 1999. The decrease resulted primarily from the sale of securities with a carrying value at December 31, 1998 of $5.3 million (and a distribution of the proceeds to the Partners) offset by an increase in the market values of marketable securities held as of these dates of $3.1 million. The balance of the liquid assets at December 31, 1999, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

Results of Operations

    Year ended December 31, 1999 compared to the year ended December 31, 1998:

    Net income (loss) for the years ended December 31, 1999 and 1998 was $4.8 million and $(1.5) million, respectively. The increase of $6.3 million resulted from an increase in revenues of this amount.

    Net revenues for the years ended December 31, 1999 and 1998 were $4.9 million and $(1.3) million, respectively. The increase resulted primarily from a favorable change in unrealized appreciation (depreciation) of marketable securities of $5.1 million and an increase in realized gain on sale of marketable securities of $1.1 million. For the years ended December 31, 1999 and 1998 unrealized appreciation (depreciation) was $3.1 million and $(2.0) million, respectively. For the year ended

(Item 7 Continued)

December 31, 1999, the Partnership recognized unrealized appreciation of $2.7 million on its investment of 0.713 million shares of Genzyme Molecular Oncology ("GMO") resulting from the increase in its market value from $3.25 per share at December 31, 1998 to $7.00 per share as of December 31, 1999. In addition, the Partnership had a warrant to purchase 7,293 shares of Alkermes, Inc. ("Alkermes") at an exercise price of $5.00 per share. At December 31, 1999 the market value of Alkermes was $49.125 per share. Accordingly, the Partnership recorded the warrant at the intrinsic value of $44.125 per share and recognized unrealized appreciation of $0.3 million for the year then ended. Net unrealized depreciation for the year ended December 31, 1998 was $2.0 million resulting primarily from the Partnership's investment of 0.815 million shares of Biocompatibles International plc ("Biocompatibles"), 0.723 million shares of Medarex, Inc. ("Medarex") and 0.713 million shares of GMO. The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $1.427 per share as of December 31, 1998, resulting in unrealized depreciation for the year ended December 31, 1998 of $5.5 million. During the year ended December 31, 1998, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Partnership recorded its investment in 0.282 million Medarex restricted shares (with a restriction period of less than one year) at a market value of $3.03125 per share at December 31, 1998 and, accordingly, recognized unrealized appreciation of $0.9 million. Previously, such shares were recorded at zero value. Also, the Partnership recorded its investment of 0.441 million Medarex shares received in 1998 at $1.3 million and recognized unrealized appreciation of this amount. In November 1998, GMO shares began trading on the NASDAQ National Market. Accordingly the Partnership recorded its investment at the market value as of December 31, 1998 of $2.3 million ($3.25 per share) as compared to its cost basis of $1.0 million. The Partnership recognized unrealized appreciation of $1.3 million as of this date. During the year ended December 31, 1999, the Partnership recognized a net gain from the sale of marketable securities of $1.7 million. The Partnership sold its investment in Biocompatibles with a carrying value as of December 31, 1998 of $1.2 million for proceeds of $1.3 million and realized a gain of $0.1 million for the year ended December 31, 1999. The sale of shares of Pharming Group N.V. (with a carrying value at December 31, 1998 of $1.3 million) for proceeds of $0.8 million resulted in a loss of $0.5 million for this same period. In addition, the Partnership recognized a gain of $2.1 million from its sale of Medarex for proceeds of $4.3 million as compared to a carrying value at December 31, 1998 of $2.2 million. For this same period in 1998 the Partnership recognized a gain on the sale of marketable securities of $0.6 million. The Partnership sold its rights as a former stockholder of GenPharm International, Inc. and received proceeds of this amount upon the sale.

    There were no material variances in expenses for the years ended December 31, 1999 and 1998.

    Year ended December 31, 1998 compared to the year ended December 31, 1997:

    The Partnership recognized a net loss for the year ended December 31, 1998 of $1.5 million as compared to net income of $5.9 million for the year ended December 31, 1997. The unfavorable variance of $7.4 million resulted from a decrease in revenues of $7.7 million offset by a decrease in expenses of $0.3 million.

    Net revenues for the years ended December 31, 1998 and 1997 were $(1.4) million and $6.3 million, respectively. The decrease in revenues resulted primarily from decreases in (i) net realized gain on sale of marketable securities of $9.5 million and (ii) income from product development projects of $0.9

(Item 7 Continued)

million offset by a favorable change in net unrealized depreciation of marketable securities of $2.9 million. During the year ended December 31, 1997 the Partnership sold 1.285 million shares of Biocompatibles for proceeds of $28.0 million. The carrying value of the shares as of December 31, 1996 was $17.9 million resulting in a realized gain upon the sale of $10.1 million. For the year ended December 31, 1998, the Partnership assigned its interest in contingent payment rights as a former shareholder of GenPharm International, Inc. for proceeds of $0.6 million and recognized a gain of this amount upon the sale. During the year ended December 31, 1997, the Partnership recognized income from product development projects of $0.9 million resulting from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). During 1997 the Partnership received 0.13 million common shares of Gensia with a market value on the date of distribution of $0.9 million as a payment made pursuant to certain product agreements between Gensia Sicor, Inc. and GCP. Net unrealized depreciation for the year ended December 31, 1998 was $2.0 million (see Results of Operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998). Unrealized depreciation for the year ended December 31, 1997 was $4.9 million resulting primarily from its investment of 0.815 million shares of Biocompatibles. The market value of the shares decreased from $13.94 per share at December 31, 1996 to $8.124 per share at December 31, 1997.

    Expenses decreased from 1997 to 1998 primarily due to the write-off in 1997 of the Partnership's investment in Repligen Clinical Partners, L.P. with a carrying value of $0.2 million which was determined to be worthless.

Year 2000

    Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent. The servicing agent has informed the Partnership that it has successfully completed a comprehensive plan achieving Year 2000 compliance. The incremental costs associated with the plan were borne by the servicing agent.

    The Partnership has not been advised by the Sponsor Companies of any Year 2000 complications experienced by them. The Partnership will continue to monitor the Sponsor Companies as it relates to this issue.

Item 8. Financial Statements and Supplementary Data.

    The information in response to this item may be found under the following captions included in this filing on Form 10-K:

          Report of Independent Auditors (Page F-4)
          Statements of Financial Condition (Page F-5)
          Statements of Operations (Page F-6)
          Statements of Changes in Partners' Capital (Page F-6)
          Statements of Cash Flows (Page F-7)
          Notes to Financial Statements (Pages F-8 to F-13)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    The Registrant has no directors or executive officers. The Registrant is managed by PWDC, which is the General Partner of the Partnership.

    Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. As part of its ongoing role in all Projects, the General Partner has participated as a member of the board of directors of the corporate general partner of certain Projects or similar body with the Sponsor Companies with overall responsibility for each Project during the development phase. The General Partner has made visits to the facilities of Sponsor Companies in order to monitor the progress of Projects, and its representatives have taken part in important decisions with respect to development and commercial strategies. During the commercialization phase, the General Partner has continued to review the Sponsor Companies' performance. In addition, the General Partner has monitored the industries in which it undertakes Projects by attending trade shows, screening trade journals and reviewing changes in legislative and regulatory conditions.

    The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 1999:

        Name                          Age         Position and Date Appointed
        ----                          ---         ---------------------------
Directors
   Dhananjay M. Pai                   37     Director since December 1996
   William J. Nolan                   52     Director since February 1997
   Stephen R. Dyer                    40     Director since April 1999

Executive Officers
   Dhananjay M. Pai                   37     President since December 1996
   William J. Nolan                   52     Treasurer since February 1997
   Geraldine L. Banyai                59     Secretary since June 1999

    The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(Item 10 Continued)

Directors

    Mr. Pai is a Managing Director of PaineWebber Incorporated ("PWI"). Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, Inc., an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

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

    Stephen R. Dyer is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in 1988, Mr. Dyer had been employed at L.F. Rothschild & Co., Incorporated and Thomson McKinnon Securities, Inc. He received his Bachelor of Science degree from Boston College and a Masters of Business Administration from Indiana University. Mr. Dyer is a Certified Public Accountant.

Executive Officers

    Mr. Pai, President, see "Directors" above.

    Mr. Nolan, Treasurer, see "Directors" above.

    Ms. Banyai, Secretary, joined PWI in June 1993 as Assistant Secretary of PWI and was elected Secretary in March, 1999. Ms. Banyai was elected Divisional Vice President in April 1996 and Corporate Vice President in April 1997. In November 1996, Ms. Banyai was elected Assistant Secretary of PWG. Prior to joining PWI, Ms. Banyai was employed by the Philadelphia Savings Fund Society ("PSFS") in Philadelphia for 35 years and served as Vice President and Corporate Secretary of PSFS and 28 of its subsidiaries.

Item 11. Executive Compensation.

    No compensation was paid directly to executive officers of PWDC by the Registrant. PWDC serves as General Partner for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-13 included in this filing on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    There are no investors known to the Partnership to be beneficial owners at March 1, 2000 of more than five percent of the Registrant's Units. No member of management of PWDC had any beneficial interest in the Registrant's Units.

Item 13. Certain Relationships and Related Transactions.

    Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-13 included in this filing on Form 10-K.

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

          Report of Independent Auditors (Page F-4)
          Statements of Financial Condition (Page F-5)
          Statements of Operations (Page F-6)
          Statements of Changes in Partners' Capital (Page F-6)
          Statements of Cash Flows (Page F-7)
          Notes to Financial Statements (Pages F-8 to F-13)

Reports on Form 8-K

    None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2000.

      PAINEWEBBER R&D PARTNERS III, L.P.

      By: PaineWebber Development Corporation
          (General Partner)

      By: /s/ Dhananjay M. Pai
          --------------------
          Dhananjay M. Pai
          President and Principal Executive Officer

      By: /s/ Robert J. Chersi
          --------------------
          Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 30th day of March 2000.

/s/ Dhananjay M. Pai
--------------------
Dhananjay M. Pai
President (principal executive officer) and Director

/s/ William J. Nolan
--------------------
William J. Nolan
Director

/s/ Stephen R. Dyer
-------------------
Stephen R. Dyer
Director

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
                        (a Delaware Limited Partnership)

                          Index to Financial Statements

Description                                                       Page
-----------                                                       ----
Index to Financial Statements                                     F-1

Selected Financial Data                                           F-2

Quarterly Financial Information (Unaudited)                       F-3

Report of Independent Auditors                                    F-4

Statements of Financial Condition,
   at December 31, 1999 and 1998                                  F-5

Statements of Operations,
   for the years ended December 31, 1999, 1998 and 1997           F-6

Statements of Changes in Partners' Capital,
   for the years ended December 31, 1999, 1998 and 1997           F-6

Statements of Cash Flows,
   for the years ended December 31, 1999, 1998 and 1997           F-7

Notes to Financial Statements                                     F-8 to F-13

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Selected Financial Data
---------------------------------------------------------------------------------------------------------------
Years ended December 31,              1999           1998            1997             1996            1995
---------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                     $    4,926,324 $   (1,331,137) $    6,351,971 $     40,810,648 $    14,856,172
   Net income (loss)            $    4,762,147 $   (1,500,762) $    5,930,581 $     39,513,429 $     5,306,891

Net income (loss) per partnership unit:

   Limited partners (A)         $        94.29 $       (29.72) $       117.43 $         782.37 $        105.08
   General partner              $    47,621.47 $   (15,007.62) $    59,305.81 $     395,134.29 $     53,068.91

Financial Condition:

   Total assets                 $    6,866,129 $    9,169,050  $   10,675,272 $     32,633,103 $    17,914,426
   Partners' capital            $    6,786,285 $    9,094,845  $   10,595,607 $     32,442,803 $    17,825,211

Distributions to partners:
   Cash                         $    7,070,707 $            -  $   27,777,777 $     24,895,837 $     5,050,505
   Alkermes, Inc. warrants
    (at intrinsic value) (B)    $            - $            -  $            - $              - $       303,392
---------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units.
(B) The excess of market value per share at the date of distribution over the exercise price per share.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Quarterly Financial Information (Unaudited)
-------------------------------------------------------------------------------------------
                                                                Net Income (Loss)
                                                            Per Partnership Unit (A)
                                      Net Income       ------------------------------------
                    Revenues            (Loss)         Limited Partners    General Partner
-------------------------------------------------------------------------------------------
 Calendar 1999

 4th Quarter     $   1,292,891     $   1,265,494     $        25.05      $   12,654.94

 3rd Quarter         3,568,742         3,523,495              69.77          35,234.95

 2nd Quarter           (54,065)         (102,442)             (2.03)         (1,024.42)

 1st Quarter           118,756            75,600               1.50             756.00

-------------------------------------------------------------------------------------------

 Calendar 1998

 4th Quarter     $     317,820     $     266,757     $         5.27      $    2,667.57

 3rd Quarter         1,707,607         1,669,150              33.05          16,691.50

 2nd Quarter          (344,621)         (386,987)             (7.66)         (3,869.87)

 1st Quarter        (3,011,943)       (3,049,682)            (60.38)        (30,496.82)

-------------------------------------------------------------------------------------------

 Calendar 1997

 4th Quarter     $  (1,756,963)    $  (2,052,718)    $       (40.64)     $  (20,527.18)

 3rd Quarter        (8,334,209)       (8,374,462)           (165.81)        (83,744.62)

 2nd Quarter         5,755,092         5,711,687             113.09          57,116.87

 1st Quarter        10,688,051        10,646,074             210.79         106,460.74

-------------------------------------------------------------------------------------------

(A) Based on 50,000 partnership units and a 1% general partnership interest.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

New York, New York
March 27, 2000

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

                                                 December 31,     December 31,
                                                        1999             1998
------------------------------------------------------------------------------
Assets:

     Marketable securities, at market value     $  6,846,730     $  9,147,266

     Advances to product development projects         19,399           21,784
                                                ------------     ------------
Total assets                                    $  6,866,129     $  9,169,050
                                                ============     ============

Liabilities and partners' capital:

     Accrued liabilities                        $     79,844     $     74,205

     Partners' capital                             6,786,285        9,094,845
                                                ------------     ------------
Total liabilities and partners' capital         $  6,866,129     $  9,169,050
                                                ============     ============
------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations


For the years ended December 31,                        1999             1998               1997
-------------------------------------------------------------------------------------------------
Revenues:
     Interest income                            $    149,437     $     59,496       $    176,464
     Income from product development projects              -                -            946,778
     Unrealized  appreciation (depreciation) of
       marketable securities and investments       3,079,020       (1,989,383)        (4,876,389)
     Net realized gain on sale of marketable
       securities and investments                  1,697,867          598,750         10,105,118
                                                ------------     ------------       ------------
                                                   4,926,324       (1,331,137)         6,351,971
                                                ------------     ------------       ------------
Expenses:
     Expenditures under product development
       projects                                        2,385           24,116            262,002
     General and administrative costs                161,792          145,509            159,388
                                                ------------     ------------       ------------
                                                     164,177          169,625            421,390
                                                ------------     ------------       ------------

Net income (loss)                               $  4,762,147     $ (1,500,762)      $  5,930,581
                                                ============     ============       ============

Net income (loss) per partnership unit:
     Limited partners (based on 50,000 units)   $      94.29     $     (29.72)      $     117.43
     General partner                            $  47,621.47     $ (15,007.62)      $  59,305.81

-------------------------------------------------------------------------------------------------


Statements of Changes in Partners' Capital

For the years ended December 31, 1999,             Limited           General
1998 and 1997                                      Partners          Partner            Total
-------------------------------------------------------------------------------------------------
Balance at January 1, 1997                      $ 32,116,840     $    325,963       $ 32,442,803

Cash distributions to partners                   (27,500,000)        (277,777)       (27,777,777)
Net income                                         5,871,275           59,306          5,930,581
                                                ------------     ------------       ------------

Balance at December 31, 1997                      10,488,115          107,492         10,595,607

Net loss                                          (1,485,754)         (15,008)        (1,500,762)
                                                ------------     ------------       ------------

Balance at December 31, 1998                       9,002,361           92,484          9,094,845

Cash distributions to partners                    (7,000,000)         (70,707)        (7,070,707)
Net income                                         4,714,526           47,621          4,762,147
                                                ------------     ------------       ------------
Balance at December 31, 1999                    $  6,716,887     $     69,398       $  6,786,285
                                                ============     ============       ============
-------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows


For the years ended December 31,                        1999             1998               1997
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                               $  4,762,147     $ (1,500,762)      $  5,930,581
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation
   of marketable securities and investments       (3,079,020)       1,989,383          4,876,389

Decrease (increase) in operating assets:
  Marketable securities                            5,379,556         (507,277)        16,829,368
  Advances to product development projects             2,385           14,188            262,002
  Royalty income receivable                                -            9,928             (9,928)

Increase (decrease) in operating liabilities:
  Payable to PaineWebber Development Corporation           -           (3,613)                 -
  Accrued liabilities                                  5,639           (1,847)           (23,368)
  Other liability                                          -                -            (87,267)
                                                ------------     ------------       ------------
Cash provided by operating activities              7,070,707                -         27,777,777
                                                ------------     ------------       ------------

Cash flows from financing activities:
  Distributions to partners                       (7,070,707)               -        (27,777,777)
                                                ------------     ------------       ------------

Decrease in cash                                           -                -                  -

Cash at beginning of period                                -                -                  -
                                                ------------     ------------       ------------
Cash at end of period                           $          -     $          -       $          -
                                                ============     ============       ============
-------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended
December 31, 1999, 1998 and 1997.
-------------------------------------------------------------------------------------------------

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

      The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership has been engaged in diverse product development projects (the "Projects") including product development contracts, participation in other partnerships and investments in securities of Sponsor Companies. Once the product development phase has been completed, the Sponsor Companies have had the option to license and commercialize the products resulting from the product development project, and the Partnership has had the right to receive payments based upon the sale of such products. The Partnership obtained warrants to purchase the common stock of Sponsor Companies to provide additional capital appreciation to the Partnership which was not directly dependent upon the outcome of the Projects (see Note 5).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                           Limited     General
                                                           Partners    Partner
                                                           --------    -------
   I. Until the value of the aggregate distributions
      for each limited partnership unit ("Unit")
      equals $1,000 plus simple interest on such
      amount accrued at 5% per annum ("Contribution
      Payout"); At December 31, 1999, Contribution
      Payout was $1,425 per Unit........................     99%          1%

  II. After Contribution Payout and until the value of
      the aggregate distributions for each Unit equals       80%         20%
      $5,000 ("Final Payout")...........................

 III. After Final Payout................................     75%         25%

      For the year ended December 31, 1999, the Partnership made cash distributions totalling $7,070,707 ($140 per Unit; $70,707 to the General Partner). At December 31, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,283 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1999, the cumulative profits of the Partnership were $653 per Unit.

2. Summary of Significant Accounting Policies

      The financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 2 Continued)

      Marketable securities consist of a money market fund, common stock and warrants which are recorded at market value. The Partnership's warrants are currently exercisable and the Sponsor Company's stock is publicly traded, therefore, the warrants are carried at intrinsic value (the excess, if any, of market price per share over the exercise price per share), which approximates fair value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

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

3. Marketable Securities

      The Partnership held the following marketable securities at:

                                  December 31, 1999        December 31, 1998
                                ----------------------   ----------------------
                                 Carrying                 Carrying
                                   Value       Cost         Value       Cost
                                ----------  ----------   ----------  ----------
Money market fund               $1,450,164  $1,450,164   $1,565,184  $1,565,184

Biocompatibles International
  plc (815,000 common shares)         ----        ----    1,162,957     815,000

Gensia Sicor, Inc.
  (137,772 common shares)             ----        ----      624,280     936,850

Genzyme Molecular Oncology
  (713,091 common shares)        4,991,638   1,000,000    2,317,546   1,000,000

Medarex, Inc.
  (281,708 restricted common
  shares)                             ----        ----      853,927        ----
  (441,207 unrestricted
  common shares)                      ----        ----    1,337,409        ----

Pharming Group N.V.
  (129,555 ordinary shares)           ----        ----    1,285,963   3,500,000

Alkermes, Inc.
  (Warrant to purchase 7,293
  shares)                          321,804        ----         ----        ----

Repligen Corporation
  (Warrant to purchase
  133,000 shares)                   83,124        ----         ----        ----
                                ----------  ----------   ----------  ----------
                                $6,846,730  $2,450,164   $9,147,266  $7,817,034
                                ==========  ==========   ==========  ==========

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 3 Continued)

    During the year ended December 31, 1999, the Partnership recognized net realized gain from sale of marketable securities of $1,697,867 resulting from its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc. ("Gensia"), Medarex, Inc.("Medarex") and Pharming Group N.V. ("Pharming"). Upon the sale of Biocompatibles the Partnership received aggregate proceeds of $1,302,967 (average price of $1.60 per share) and recognized a gain of $140,010. Aggregate proceeds from the sale of Gensia were $558,564 (average price of $4.05 per share) resulting in a loss of $65,715. The sale of Pharming generated proceeds of $796,804 ($6.15 per share) which resulted in a loss of $489,159. The Partnership sold its shares of Medarex for proceeds of $4,304,067 (average price of $5.9538 per share) and recognized a gain upon the sale of $2,112,731.

    The market value of the Biocompatible shares at December 31, 1998, was $1.427 per share as compared to $8.124 per share at December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the year ended December 31, 1998, of $5,457,916. During the year ended December 31, 1997, the Partnership sold 1,285,000 shares of Biocompatibles with a carrying value as of December 31, 1996 of $17,912,749 ($13.94 per share) for total proceeds of $28,017,867.
Accordingly, the Partnership recognized a gain for the year ended December 31, 1997 of $10,105,118. The remaining investment of 815,000 shares was recorded at the market value of $8.124 per share as of December 31, 1997, and the Partnership recognized unrealized depreciation on these shares for the year then ended of $4,740,408.

    During 1997, the Partnership received 137,772 common shares of Gensia with a market value on the date of distribution of $6.80 per share as a distribution from its limited partnership investment in Gensia Clinical Partners, L.P. ("GCP"). As of December 31, 1997 and 1998, the market value of Gensia shares was $5.813 per share and $4.53125 per share. The Partnership recognized unrealized depreciation for the years ended December 31, 1997 and 1998 of $135,981 and $176,589, respectively.

    In 1997, upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex. The Partnership (as a former GenPharm shareholder) also received certain contingent payment rights (the "Rights") entitling the Partnership to additional Medarex shares to be received prior to December 31, 1998. The Medarex shares received in 1997 were saleable on or after January 1, 1999. In accordance with Statement No. 115, in 1998, the Partnership recorded its investment in the Medarex shares at a market value of $853,927 ($3.03125 per share). Accordingly, the Partnership recognized unrealized appreciation of this amount for the year then ended. In July 1998, pursuant to an Offer to Purchase by a third party, the Partnership partially assigned its interest in the Rights for cash proceeds of $598,750 and recognized a gain upon the sale of this amount for the year ended December 31, 1998. In September 1998, the Partnership received 441,207 unrestricted Medarex shares in connection with its remaining interest in the Rights. The Partnership recorded the shares as of December 31, 1998, at the aggregate market value of $1,337,409 and recognized unrealized appreciation of this amount for the year ended December 31, 1998.

    In connection with an initial public offering in July 1998, the Partnership's investment in Pharming Group N.V. ("Pharming") of 14,395 restricted Class A shares was converted into 129,555 ordinary shares (as a result of a 9:1 stock split). The shares were not salable until January 1, 1999. In accordance with Statement No. 115, as of December 31, 1998, the Partnership recorded the investment (with a carrying value as of this date of $1,150,000) at the market value of $1,285,963 and accordingly the Partnership recognized unrealized appreciation of $135,963.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 3 Continued)

    In November 1998, Genzyme Molecular Oncology ("GMO") commenced trading on the NASDAQ National Market. The Partnership recorded the investment at its market value of $2,317,545 ($3.25 per share) at December 31, 1998 as compared to a carrying value at December 31, 1997 of $1,000,000. The Partnership recognized unrealized appreciation of $1,317,545 for the year ended December 31, 1998. As of December 31, 1999, the market value of the shares was $4,991,638 ($7.00 per share) and, accordingly, the Partnership recognized unrealized appreciation of $2,674,092 for the year ended December 31, 1999. (See Note 7 - Subsequent Events).

    At December 31, 1999, the market value of Repligen Corporation ("Repligen") was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares with an exercise price of $2.50 per share at the intrinsic value of $83,124 and recognized unrealized appreciation of this amount for the year ended December 31, 1999 (see Note 5). The Partnership owns a warrant to purchase 7,293 shares of Alkermes, Inc. ("Alkermes") at an exercise price of $5.00 per share. At December 31, 1999, the market value of Alkermes was $49.125 per share. As of this date, the Partnership recorded the warrant at its intrinsic value of $321,804 and recognized unrealized appreciation of this amount for the year then ended. (See Note 7 - Subsequent Events).

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 5 Continued)

    If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At December 31, 1999, the Partnership owned warrants to purchase 133,000 shares and 252,700 shares of Repligen Corporation at an exercise price of $2.50 per share and $3.50 per share, respectively. The exercise period expires March 2001. The market price of Repligen Corporation stock at December 31, 1999 was $3.125 per share. Also, as of this date, the Partnership owned a warrant to purchase 7,293 shares of Alkermes at $5.00 per share. The market price of Alkermes at December 31, 1999 was $49.125 per share. The warrant expires March 31, 2000 (see
Note 3).

6. Income Taxes

    The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7. Subsequent Events

    In March 2000 the Partnership exercised its Repligen warrants for 385,700 shares at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84) and, accordingly, recognized a gain of approximately $1,200,000 for the quarter ended March 31, 2000.

    In January 2000 the Partnership exercised its warrant for 7,293 Alkermes shares at an aggregate exercise price of $36,465. In March 2000 the Partnership sold the Alkermes shares for aggregate net proceeds of $1,372,515 ($188.21 per share) and recognized a gain from the sale of approximately $1,000,000 for the three months ended March 31, 2000.

    During the quarter ended March 31, 2000, the Partnership sold 252,000 shares of GMO for aggregate proceeds of $8,968,599 (average price per share of $35.59). The Partnership recognized a gain of approximately $7,200,000 for this period.

PaineWebber R&D Partners III                                           Exhibit A
Annual Report 1999
Letter to Limited Partners

To Our Limited Partners:

In 1999, the companies with active development products sponsored by PaineWebber R&D Partners III, L.P. ("R&D III" or the "Partnership") have continued in their clinical development efforts. Alkermes, Inc. ("Alkermes") completed two Phase II clinical trials using Cereport(R) (formerly known as RMP-7(TM)) in combination with carboplatin for the treatment of brain tumors. Alkermes reports it is currently compiling the data from these trials and will present a final report to its marketing partner ALZA Corporation ("ALZA") in the coming months. Cephalon, Inc. ("Cephalon") is continuing its efforts to develop Myotrophin(TM) for amyotrophic lateral sclerosis, or ALS. Cephalon reports it has received the latest data from the Japanese clinical study and the treatment Investigational New Drug application will be submitted to the FDA to determine if Myotrophin meets FDA safety and efficacy standards.

During the course of the year, the Partnership liquidated most of the remaining shares held in fund equity. The Partnership's shares of SICOR Inc., (formerly Gensia Sicor, Inc.) were liquidated for total proceeds of $558,564 which equals $110.60 per $10,000 investment in R&D III, Biocompatibles International plc's remaining 815,000 shares were sold for aggregate proceeds of $1,302,967 with Partnership proceeds of $257.99 per $10,000 investment in R&D III the remaining position in Medarex, Inc. was liquidated for proceeds equal to $852.20 per $10,000 investment in R&D III. All of these proceeds were included in the October 25, 1999 distribution.

Total cash distributions since inception of the Partnership through December 31, 1999, were $12,830 per $10,000 investment. The General Partner intends to eventually liquidate the remaining security positions it holds in Genzyme Molecular Oncology common stock and the Repligen Corporation warrant subject to market conditions and will distribute the proceeds to the limited partners.

In addition to potential returns from the product development programs and equity investments, R&D III has made three distributions of warrants, allowing investors to purchase the common stock of certain sponsor companies at predetermined prices. In October 1995, investors received a warrant to purchase 40 shares of Alkermes common stock per $10,000 investment in R&D III. The Alkermes warrant is exercisable at a price of $5.00 per share through March 31, 2000. In January 1994, investors received a warrant to purchase 100 shares of Cephalon common stock at a price of $11.32 per share which expired August 31, 1997 and at a price of $13.82 per share starting from September 1, 1997 and expired on August 31, 1999. In August 1993, investors received a warrant to purchase 60 shares of Gensia common stock per $10,000 investment in R&D III. The Gensia warrant was exercisable at $17.47 per share through 1996 and at $19.47 per share until expiration in July, 1998. The value of all of the distributed warrants has ranged from $980 based on the respective dates of distribution to $5,974 at peak per $10,000 investment in R&D III.

Included in the Product Portfolio Status and Equity Investment sections are more detailed discussions on the companies, the status of the product development programs and specific information concerning the securities associated with each investment, all of which has been obtained from the sponsor companies and other sources believed by the Partnership to be accurate. Neither the Partnership, its General Partner nor its affiliates assume responsibility for the accuracy of such information. Please refer to prior annual reports for information pertaining to the Partnership's terminated or concluded investments.

Thank you for your continued interest in R&D III.

Sincerely,

Robin Stanley
Vice President
Paine Webber Development Corporation

                            Product Portfolio Status
                                 Alkermes, Inc.
                                 --------------

Company
Alkermes, Inc. is a leader in the development of products based on sophisticated drug delivery technologies. Alkermes develops injectable sustained-release microsphere formulations for pharmaceutical products based on three proprietary drug delivery technologies: ProLease(R), which is designed to enable single injections lasting a few days to several months to be made of proteins or peptides otherwise given by more frequent injection; Medisorb(R), which extends Alkermes' technology for injectable sustained release and is designed for more traditional small molecule pharmaceutical compounds and Cereport(TM) (formerly known as RMP-7(TM)) which focuses on two drug delivery opportunities; 1) controlled, sustained release of injectable drugs lasting several days to several weeks; and 2) the delivery of drugs into the brain past the blood-brain barrier.

Program
R&D III committed $6.0 million to Alkermes Clinical Partners, L.P. ("ACP"), a $46.0 million limited partnership formed to complete the development and human clinical trials of receptor mediated permeabilizers ("RMPs"). Since June 30, 1996 the research and development revenue from ACP ended and Alkermes has been using and has indicated that it intends to continue to use, its own resources to continue to develop Cereport. In September 1997, Alkermes entered into a development and commercialization agreement with Alza Corporation ("Alza") to accelerate and expand the development of Cereport. The agreement provides for Alkermes to receive up to $60 million, including a $10 million initial payment, over the course of the agreement based upon attainment of certain milestones. The agreement further provides that Alkermes will retain manufacturing responsibility and Alza will have the option to acquire exclusive worldwide commercialization rights to Cereport.

During 1999, Alkermes completed two Phase II clinical trials using Cereport in combination with Carboplatin in patients for the treatment of recurrent malignant brain tumors. Alkermes is currently compiling the data from these trials and will present a final report to Alza in the coming months. Alza will then determine whether to continue the clinical development of Cereport. If Alza decides not to exercise their option to continue the development of Cereport, Alkermes will then consider whether to continue the development of Cereport on their own or to seek another partner. If Alza exercises its option, Alza will make additional payments to cover costs associated with advanced clinical development. If Cereport is commercialized successfully by Alza, Alkermes will receive payments from Alza.

Warrant
R&D III distributed the Alkermes warrant to limited partners in October 1995. Investors received a warrant to purchase 40 shares of Alkermes common stock per $10,000 investment in R&D III with an exercise price of $5.00 per share through March 31, 2000. Based on the closing price of $6.50 per share on the date of distribution, a warrant to purchase 40 shares of Alkermes common stock had a value of approximately $60 per $10,000 unit. The available gain from the distributed Alkermes warrant has ranged from $60 at distribution to $2,100 as of December 31, 1999 per $10,000 investment in R&D III.

                                 Cephalon, Inc.

Company
Cephalon, Inc., ("Cephalon") discovers and develops pharmaceutical products for the treatment of neurological disorders, sleep disorders and cancer. Cephalon's research strategy is focused primarily on understanding the cellular mechanisms of cell survival and cell death. Cephalon's research programs currently consist of four core technology areas: neurotrophic factors, gene transcription regulators, signal transduction modulators and protease inhibitors.

Program
R&D III committed $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development and human clinical trials of Myotrophin(TM) in the treatment of amyotrophic lateral sclerosis ("ALS") and certain peripheral neuropathies. ALS is a fatal disorder of the nervous system characterized by a degeneration of peripheral motor and sensory nerves. Myotrophin is a recombinant form of insulin-like growth factor, a naturally occurring neurotrophic factor which is believed to participate in the nervous system's normal attempt to recover from injury. Cephalon is developing Myotrophin Injection, in collaboration with Chiron Corporation ("Chiron"), for the treatment of ALS. Cephalon will be resubmitting data to the FDA in the coming months to review the approval status of Myotrophin for the treatment of ALS.

Warrant
R&D III distributed the Cephalon warrant to the limited partners in January 1994. Investors received a warrant to purchase 100 shares of Cephalon common stock per $10,000 investment in R&D III with an exercise price of $11.32 per share until August 1997 and $13.82 per share from September 1997 until expiration on August 31, 1999. The value of the Cephalon warrant has ranged from $618 to $3,018 per $10,000 investment in R&D III.

                                   Sicor Inc.
Company
Sicor Inc. ("Sicor") is a vertically integrated specialty pharmaceutical company focused on the development, manufacturing and marketing of pharmaceutical products for world-wide oncology and injectable pharmaceutical markets. Sicor manufactures and develops finished injectable pharmaceuticals and produces specialty bulk drug substances.

Program
R&D III committed $4.0 million to Gensia Clinical Partners, L.P. ("GCP"), a $26.3 million limited partnership formed to fund the development and human clinical trials of the GenESA System, a product designed to enhance the diagnosis of cardiovascular disease. The GenESA System combines a drug, Arbutamine, and a computer-controlled drug administration system designed to pharmacologically stress the heart, and thereby elicit certain cardiovascular responses similar to those caused by exercise.

GCP was organized in July 1991, to provide funding for the continued development of the GenESA System and the rights to the GenESA System technology were transferred at that time. The GCP Purchase Option was granted in connection with the GCP partnership agreement. In October 1997, R&D III received 137,772 shares of Gensia common stock as the "milestone payment" from Gensia.

In 1998, Gensia Sicor and Automedics, Inc. announced that they determined not to exercise an option granted by GCP to purchase the technology associated with the GenESA System under the GCP Purchase Plan Option and informed Gensia Development Corporation, the General Partner of the GCP , of this decision. This decision was based on, among other things, the lack of market acceptance of the GenESA System since its U.S. market introduction in October 1997 and its European market introduction in the second quarter of 1995. At the same time, Sicor and Automedics also informed Protocol Systems, Inc. ("Protocol Systems"), the supplier of the GenESA device, that Automedics planned no additional purchases of the GenESA device under a supply agreement which provided for the purchase of devices through the year 2002.

Sicor announced in August 1999, that it had entered into an agreement with Protocol Systems settling a lawsuit alleging a breach of a development and supply agreement that provided for the purchase of a device to be used in the GenESA System. In late 1999, Automedics withdrew from the market the remaining GenESA and informed its customers that it would no longer supply the GenESA drug for any remaining GenESA devices.

At this time Gensia Development Corporation is determining the final alternative of terminating GCP, after considering other alternatives to maximize the value of the technology, on behalf of the limited partners of GCP.

Warrant
R&D III distributed the warrant in August 1993. Investors received a warrant to purchase 60 shares of Gensia common stock per $10,000 investment in R&D III, with an exercise price of $17.47 per share through July 1996, and an exercise price of $19.47 per share from August 1996 until expiration in July 1998. Based on the closing price of $22.50 on the date of distribution and the initial exercise price of $17.47 per share, a warrant to purchase 60 shares of Gensia common stock had a value of approximately $302. The available gain from the distributed Gensia warrant has ranged from $302 to $856 per $10,000 investment in R&D III.

                              Repligen Corporation

Company
Repligen Corporation ("Repligen") is a biopharmaceutical company engaged in the discovery of novel therapeutics for autism, organ transplant and cancer. Repligen's products offer patients improved treatment options based on modulation of newly discovered disease mechanisms. Repligen's major programs currently include developing the hormone secretin for use in autism therapy, enabling bone marrow transplants between genetically unmatched donors using CTLA4-Ig, and manufacturing and marketing Protein A to biopharmaceutical companies for use in the manufacture or production of therapeutic antibodies.

Program
R&D III committed $6.0 million to Repligen Clinical Partnership ("RCP"), a $45 million limited partnership formed to fund further clinical development of recombinant Platelet

Factor-4 ("rPF4"). RPF4 was being developed to reverse the effects of heparin, a drug commonly used in patients undergoing heart surgery and in other situations to prevent the formation of blood clots. RPF4 may also retard the growth of solid tumors by inhibiting the formation of new blood vessels necessary for tumors to grow.

In 1996, Repligen announced to limited partners in RCP, including the Partnership, that the company terminated the research funding program with rPF4. Since the RCP funds had been depleted, Repligen returned the rights to rPF4 to RCP in exchange for the termination of the research program. The Board of Directors of the general partner of RCP is currently working on terminating RCP by proxy vote for approval from the RCP limited partners.

Warrant
R&D III holds a warrant to purchase 133,000 shares of Repligen common stock at an exercise price of $2.50 per share and a warrant to purchase 252,700 shares of Repligen common stock at an exercise price of $3.50 per share, both which expire on March 31, 2001. R&D III will facilitate the exercise procedure on behalf of limited partners subject to market conditions and will distribute the proceeds.

                               EQUITY INVESTMENTS

                           Genzyme Molecular Oncology

R&D III funded $5.0 million to a product development program utilizing PharmaGenics Inc.'s ("PGI") proprietary combinatorial chemistry procedure to discover novel therapeutics and made an equity investment in the amount of $1.0 million for 480,242 shares of PGI Convertible Preferred stock. Genzyme Corporation acquired PGI in exchange for four million shares of Genzyme Molecular Oncology ("GMO") stock (traded under the NASDAQ ticker symbol GZMO). R&D III's total investment in PGI preferred shares was converted into 713,091 shares of GZMO, which became unrestricted in November, 1998. The market value as of December 31, 1999 for GZMO was $7.00 per share. The Partnership will distribute proceeds from these shares when they are liquidated.

GMO is developing a new generation of cancer products focusing on cancer vaccines and angiogenesis inhibitors. It is shaping these new therapies through the integration of its gene discovery, gene therapy, small molecule drug discovery, protein therapeutic, and genetic diagnostic efforts. GMO announced that its SAGE(TM) (Serial Analysis of Gene Expression) technology has supplied researchers with a database of new information regarding the patterns of expressed genes in human cancer and normal tissues. A summary of the SAGE data was published in the article "Analysis of Human Transcriptomes" in the December 1999 issue of Nature Genetics. GMO's patented SAGE technology enables the company to identify genes as diagnostic markers and therapeutic targets for potential cancer product development. GMO also licenses SAGE to commercial and academic collaborators for use in their own research. SAGE is a high-efficiency method of comprehensively identifying and quantifying genes expressed in a tissue or cell line. It can be used in a wide variety of applications such as identifying diseases-related genes, analyzing the effects of drugs on tissues, and providing insight into disease pathways. SAGE is an integral part of GMO's therapeutic discovery efforts with particular emphasis on the identification of novel tumor antigens and anti-angiogenic factors.

GMO announced the initiation of two cancer vaccine trials in 1999, a Phase I/II clinical trial for melanoma and a Phase I trial for breast cancer. The melanoma trial is evaluating a gene therapy approach that utilizes both the MelanA/MART-1 and gp100 melanoma tumor antigens delivered to dendritic cells in a single vaccine. The trial is being conducted at the Massachusetts General Hospital by Dr. Frank Haluska and will enroll and treat approximately 24 patients with metastatic melanoma, the most severe form of skin cancer. It is anticipated this trial will be completed in 2000.

The breast cancer clinical trial is being conducted by principal investigator Dr. David Avigan, clinical director of the bone marrow transplant program at Beth Israel Deaconess Medical Center and is expected to be completed this year. GMO has an exclusive license to this technology for therapeutic uses from the Dana-Farber Cancer Institute.