Form 10-Q
period 2000-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2000-05-15
CIK 865936

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2000
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                 March 31, 2000

                                Table of Contents

PART I.      FINANCIAL INFORMATION                                          Page

Item 1.      Financial Statements

             Statements of Financial Condition (unaudited) at
             March 31, 2000 and December 31, 1999                              2

             Statements of Operations
             (unaudited) for the three months ended March 31,
             2000 and 1999                                                     3

             Statement of Changes in Partners' Capital
             (unaudited) for the three months ended
             March 31, 2000                                                    3

             Statements of Cash Flows
             (unaudited) for the three months ended
             March 21, 2000 and 1999                                           4

             Notes to Financial Statements
             (unaudited)                                                     5-9

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10-11

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                 12

             Signatures                                                       13

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                                       March 31,          December 31,
                                                                            2000                  1999
-------------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value                 $        21,837,402    $        6,846,730

      Advances to product development projects                            19,399                19,399

      Prepaid expense                                                      7,525                     -
                                                               ------------------     -----------------
Total assets                                                 $        21,864,326    $        6,866,129
                                                               ==================     =================

Liabilities and partners' capital:

      Accrued liabilities                                    $            82,605    $           79,844

      Partners' capital                                               21,781,721             6,786,285

                                                               ------------------     -----------------
Total liabilities and partners' capital                      $        21,864,326    $        6,866,129
                                                               ==================     =================
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,                                        2000                  1999
-------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                        $            32,937    $           17,662
      Realized gains on sale of marketable securities                  9,465,802                     -
      Unrealized appreciation of marketable securities                 5,533,221               101,094
                                                               ------------------     -----------------
                                                                      15,031,960               118,756
                                                               ------------------     -----------------
Expenses:
      General and administrative costs                                    36,524                43,156
                                                               ------------------     -----------------
Net income                                                   $        14,995,436    $           75,600
                                                               ==================     =================
Net income per partnership unit:
      Limited partners (based on 50,000 units)               $            296.91    $             1.50
      General partner                                        $        149,954.36    $           756.00

-------------------------------------------------------------------------------------------------------


Statement of Changes in Partners' Capital
(unaudited)
                                                                    Limited               General
For the three months ended March 31, 2000                          Partners               Partner                Total
----------------------------------------------------------------------------------------------------------------------------
Balance at Janury 1, 2000                                    $         6,716,887    $           69,398    $       6,786,285

Net income                                                            14,845,482               149,954           14,995,436
                                                               ------------------     -----------------     ----------------
Balance at March 31, 2000                                    $        21,562,369    $          219,352    $      21,781,721
                                                               ==================     =================     ================
----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months March 31,                                              2000                  1999
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                   $        14,995,436    $           75,600
Adjustments to reconcile net income to
  cash provided by operating activities:
  Unrealized appreciation of marketable securities                    (5,533,221)             (101,094)

Increase in operating assets:
  Marketable securities                                               (9,457,451)               (8,818)
  Prepaid expense                                                         (7,525)                    -

Increase in operating liabilities:
  Accrued liabilities                                                      2,761                34,312
                                                               ------------------     -----------------
Cash provided by operating activities                                          -                     -
                                                               ------------------     -----------------

Increase in cash                                                               -                     -

Cash at beginning of period                                                    -                     -
                                                               ------------------     -----------------

Cash at end of period                                        $                 -    $                -
                                                               ==================     =================

-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended
March 31, 2000 and 1999.
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Business

      The financial information as of and for the periods ended March 31, 2000 and 1999 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2000, are not necessarily indicative of results to be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1999.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                              Limited    General
                                                              Partners   Partner
                                                              --------   -------
     I.  Until the value of the aggregate distributions for
         each limited partnership unit ("Unit") equals $1,000
         plus simple interest on such amount accrued at 5% per
         annum ("Contribution Payout"); At March 31, 2000,
         Contribution Payout was $1,438 per Unit..............  99%         1%

    II.  After Contribution Payout and until the value of the
         aggregate distributions for each Unit equals $5,000
         ("Final Payout").....................................  80%        20%

   III.  After Final Payout...................................  75%        25%

      During the quarter ended March 31, 2000, the Partnership made no cash or security distributions. At March 31, 2000, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,283 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2000, the cumulative profits of the Partnership were $950 per Unit.

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

      Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

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

      To the extent the Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.    Marketable Securities

      The Partnership held the following marketable securities at:

                                                      March 31, 2000                      December 31, 1999
                                              ------------------------------        -----------------------------
                                                Carrying                             Carrying
                                                  Value             Cost               Value             Cost
                                              ------------      ------------        -----------       -----------
Money market fund                             $ 12,113,538      $ 12,113,538        $ 1,450,164       $ 1,450,164

Genzyme Molecular Oncology
   (461,091 and 713,091 common shares at
   March 31, 2000 and December 31, 1999,
   respectively)                                 6,974,002           646,609          4,991,638         1,000,000

Alkermes, Inc.
   (Warrant to purchase 7,293 shares)                 ----              ----            321,804              ----

Repligen Corporation
   (285,700 common shares at March 31,
   2000 and a warrant to purchase 133,000
   common shares at December 31, 1999)           2,749,862           901,433             83,124              ----
                                              ------------      ------------        -----------       -----------
                                              $ 21,837,402      $ 13,661,580        $ 6,846,730       $ 2,450,164
                                              ============      ============        ===========       ===========

      During the quarter ended March 31, 2000 the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599. At March 31, 2000, the market value of GMO was $15.125 per share. The Partnership recognized unrealized appreciation of $3,746,364 for the quarter ended March 31, 2000, on its remaining investment of 461,091 shares. As of March 31, 1999, the market value of the Partnership's investment of 713,091 shares was $2,674,092 ($3.75 per share) as compared to a carrying value at December 31, 1998 of $2,317,546 ($3.25 per share). The Partnership recognized unrealized appreciation of $356,546 for the quarter ended March 31, 1999.

      At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share,

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 3 Continued)

respectively. The market value of Repligen as of this date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. In March 2000 the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the three months ended March 31, 2000 of $1,246,957. At March 31, 2000, the market value of Repligen was $9.625 per share and the Partnership recognized unrealized appreciation for the quarter then ended of $1,786,857 on its remaining investment of 285,700 shares.

      In January 2000 the Partnership exercised its warrant for 7,293 shares of Alkermes, Inc. ("Alkermes") at an aggregate exercise price of $36,465 ($5.00 per share). At December 31, 1999 the market value of Alkermes was $49.125 per share and the Partnership recorded the warrant at its intrinsic value of $321,804. In March 2000 the Partnership sold the Alkermes shares for aggregate net proceeds of $1,372,515 ($188.20 per share) and recognized a gain from the sale of $1,014,246 for the three months ended March 31, 2000.

      For the three months ended March 31, 1999, the Partnership recognized net unrealized depreciation of $255,452 from its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc., ("Gensia"), Medarex, Inc. ("Medarex"), and Pharming Group N.V. ("Pharming"). Biocompatibles stock had a market value per share of $1.734 at March 31, 1999 as compared to a carrying value per share of $1.427 at December 31, 1998. The Partnership recognized unrealized appreciation on its investment of 815,000 shares of $250,046. As of March 31, 1999, the market value of Gensia decreased to $2.8125 per share as compared to $4.53125 per share at December 31, 1998 resulting in the recognition of unrealized depreciation of $236,796 on its investment of 137,772 shares. The Partnership recognized unrealized appreciation of $112,956 on its investment of 722,915 shares of Medarex resulting from an increase in its market value from $3.03125 per share at December 31, 1998 to $3.1875 per share as of March 31, 1999. At March 31, 1999 the market value of Pharming was $6.98 per share as compared to $9.926 per share at December 31, 1998 and, accordingly, the Partnership recognized unrealized depreciation of $381,658 on its investment of 129,555 shares.

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

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. At March 31, 2000, the Partnership had exercised all of its warrants.

6.    Income Taxes

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Partners' capital increased from $6.8 million at December 31, 1999 to $21.8 million at March 31, 2000 resulting from the recognition of net income for the three months ended March 31, 2000 of $15.0 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $6.8 million at December 31, 1999 to $21.8 million at March 31, 2000 resulting from a net increase in the market values of marketable securities held as of these dates of $5.5 million and the sale of marketable securities during the quarter ended March 31, 2000 for cash proceeds in excess of their carrying values at December 31, 1999 of $9.5 million.

Results of Operations

Three months ended March 31, 2000 compared to the three months ended March 31, 1999:

      Net income for the three months ended March 31, 2000 and 1999 was $15.0 million and $0.1 million, respectively, resulting primarily from the recognition of revenues of these amounts.

      The increase in revenues of $14.9 million was a result primarily of a favorable change in unrealized appreciation of $5.4 million and an increase in realized gain on sale of marketable securities of $9.5 million. For the quarters ended March 31, 2000 and 1999 the Partnership recognized unrealized appreciation of marketable securities of $5.5 million and $0.1 million, respectively. At March 31, 2000 the market value of GMO was $15.125 per share as compared to a carrying value of $7.00 per share at December 31, 1999. The Partnership recognized unrealized appreciation of $3.7 million on its investment of 0.461 million shares for the three months ended March 31, 2000. Also, as of this date, the market value of Repligen was $9.625 per share as compared to a weighted-average carrying value of $3.371 per share and the Partnership recognized unrealized appreciation of $1.8 million on its investment of 0.286 million shares. For the quarter ended March 31, 1999, the Partnership recognized unrealized appreciation on the following investments: $0.35 million on 0.713 million shares of GMO resulting from an increase in the market value from $3.25 per share at December 31, 1998 to $3.75 per share at March 31, 1999; $0.25 million on 0.815 million shares of Biocompatibles whereby the market value at December 31, 1998 and March 31, 1999 was $1.4272 per share and $1.73398 per share, respectively; $0.1 million on 0.722 million shares of Medarex to reflect an increase in the market value per share of $3.03125 to $3.18750 from December 31, 1998 to March 31, 1999. Unrealized depreciation of $0.4 million and $0.2 million was recognized on the Partnership's investments of 0.129 million shares of Pharming and 0.138 million shares of Gensia. The market value of Pharming decreased from $9.926 per share at December 31, 1998 to $6.98 per share at March 31, 1999. The market value of Gensia as of December 31, 1998 and March 31, 1999 was $4.53125 and $2.8125 per share, respectively. During the quarter ended March 31, 2000, the Partnership recognized a gain from the sale of marketable securities of $9.5 million. The Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million. The Partnership exercised its warrant for 7,293 shares of Alkermes at $5.00 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million.

(Item 2 Continued)

      There were no material variances in expenses for the three months ended March 31, 2000, as compared to the same period in 1999.

      Year 2000

      Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent. The servicing agent has informed the Partnership that it has successfully completed a comprehensive plan achieving Year 2000 compliance. The incremental costs associates with the plan were borne by the servicing agent.

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

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By: PaineWebber Development Corporation
                      (General Partner)


                  By: /s/ Dhananjay M. Pai
                      ---------------------------
                      Dhananjay M. Pai
                      President


                  By: /s/ Robert J. Chersi
                      ---------------------------
                      Robert J. Chersi
                      Principal Financial and Accounting Officer