Form 10-Q
period 2000-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2000-08-14
CIK 865936

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [-]

                            -------------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                  JUNE 30, 2000



                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at
         June 30, 2000 and December 31, 1999                                  2

         Statements of Operations
         (unaudited) for the three months and six months
         ended June 30, 2000 and 1999                                         3

         Statement of Changes in Partners' Capital (Deficit)
         (unaudited) for the six months ended June 30, 2000                   4

         Statements of Cash Flows
         (unaudited) for the six months ended
         June 30, 2000 and 1999                                               5

         Notes to Financial Statements
         (unaudited)                                                       6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11-12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          14

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                          June 30,         December 31,
                                                                              2000                 1999
--------------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value                   $         8,781,605    $       6,846,730

      Advances to product development projects                              19,399               19,399

                                                                 ------------------     ----------------
Total assets                                                   $         8,801,004    $       6,866,129
                                                                 ==================     ================


Liabilities and partners' capital:

      Accrued liabilities                                                  106,197               79,844

      Partners' capital                                                  8,694,807            6,786,285

                                                                 ------------------     ----------------
Total liabilities and partners' capital                        $         8,801,004    $       6,866,129
                                                                 ==================     ================

--------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,                                           2000                 1999
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           161,987    $          27,749
      Unrealized depreciation of marketable securities                  (1,531,673)             (35,358)
      Realized loss on sale of marketable securities                             -              (46,456)
                                                                 ------------------     ----------------
                                                                        (1,369,686)             (54,065)
                                                                 ------------------     ----------------

Expenses:
      General and administrative costs                                      44,400               48,377
                                                                 ------------------     ----------------

Net loss                                                       $        (1,414,086)   $        (102,442)
                                                                 ==================     ================

Net loss per partnership unit:
      Limited partners (based on 50,000 units)                 $            (28.00)   $           (2.03)
      General partner                                          $        (14,140.86)   $       (1,024.42)


========================================================================================================


For the six months ended June 30,                                             2000                 1999
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           194,924    $          45,413
      Unrealized appreciation of marketable securities                   4,001,548              434,144
      Realized gain (loss) on sale of marketable securities              9,465,802             (414,865)
                                                                 ------------------     ----------------
                                                                        13,662,274               64,692
                                                                 ------------------     ----------------

Expenses:
      General and administrative costs                                      80,924               91,533
                                                                 ------------------     ----------------

Net income (loss)                                              $        13,581,350    $         (26,841)
                                                                 ==================     ================

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                 $            268.91    $           (0.53)
      General partner                                          $        135,813.50    $         (268.41)

--------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

                                                                      Limited               General
For the six months ended June 30, 2000                               Partners               Partner               Total
------------------------------------------------------------------------------------------------------------------------------
Balance at Janury 1, 2000                                      $         6,716,887    $          69,398    $        6,786,285

Net income                                                              13,445,537              135,813            13,581,350
Cash distribution to partners                                          (10,000,000)          (1,672,828)          (11,672,828)

                                                                 ------------------     ----------------     -----------------
Balance at June 30, 2000                                       $        10,162,424    $      (1,467,617)   $        8,694,807
                                                                 ==================     ================     =================

------------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30,                                             2000                 1999
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                              $        13,581,350    $         (26,841)
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized appreciation of marketable securities                      (4,001,548)            (434,144)

Decrease in operating assets:
  Marketable securities                                                  2,066,673              468,413

Decrease (increase) in operating liabilities:
  Accrued liabilities                                                       26,353               (7,428)
                                                                 ------------------     ----------------
Cash provided by operating activities                                   11,672,828                    -
                                                                 ------------------     ----------------

Cash flows from financing activities:
  Distributions to partners                                            (11,672,828)                   -

Cash at beginning of period                                                      -                    -
                                                                 ------------------     ----------------

Cash at end of period                                          $                 -    $               -
                                                                 ==================     ================

--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 2000 and 1999.
--------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BUSINESS

     The financial information as of and for the periods ended June 30, 2000 and 1999 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2000, are not necessarily indicative of results to be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1999 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2000.

     The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc., ("PWG") is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

     All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                  LIMITED      GENERAL
                                                                                  PARTNERS     PARTNER
                                                                                  --------     -------
       I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At June 30,
          2000, Contribution Payout was $1,450 per Unit ........................     99%           1%

      II.  After Contribution Payout and until the value of the aggregate
          distributions for each Unit equals $5,000 ("Final Payout") ...........     80%          20%

     III. After Final Payout ...................................................     75%          25%

     During the quarter ended June 30, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout as of this date. As a result the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per Unit; $1,672,828 to the General Partner). At June 30, 2000, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

     Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2000, the cumulative profits of the Partnership were $922 per Unit.

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

     Since the Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.   MARKETABLE SECURITIES

     The Partnership held the following marketable securities at:

                                                         JUNE 30, 2000                      DECEMBER 31, 1999
                                              ----------------------------------    ------------------------------
                                                  CARRYING                              CARRYING
                                                    VALUE             COST                VALUE          COST
                                              -------------      ------------        -------------   ------------
Money market fund                             $     589,414      $    589,414        $  1,450,164    $  1,450,164
Genzyme Molecular Oncology
   (461,091 and 713,091 common
   shares at June 30, 2000 and
   December 31, 1999, respectively                6,397,638           646,609           4,991,638       1,000,000
Alkermes, Inc.
   (Warrant to purchase 7,293 shares)                  ----              ----             321,804            ----
Repligen Corporation
   (285,700 common shares at June
   30, 2000 and a warrant to purchase
   133,000 common shares at
   December 31, 1999)                             1,794,553          901,433              83,124             ----
                                              -------------     ------------        ------------      -----------
                                              $   8,781,605     $  2,137,456         $ 6,846,730      $ 2,450,164
                                              =============     ============        ============      ===========

     During the six months ended June 30, 2000 the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599. As of June 30, 2000 the Partnership recorded its remaining investment of 461,091 shares at the market value of $13.875 as compared to $15.125 per share at March 31, 2000 and $7.00 per share at December 31, 1999. Accordingly, the Partnership recognized unrealized appreciation (depreciation) of $(576,364) and $3,170,000 for the three months and six months then ended. At March 31, 1999 and December 31, 1998 the Partnership recorded its investment of 713,091 shares at market values of $2,674,092 ($3.75 per share) and $2,317,546 ($3.25 per share), respectively. At
June 30, 1999, the market value was $2.75 per share resulting in unrealized depreciation of $713,091 and $356,545 for the three months and six months then ended.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

     At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of this date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. During the six months ended June 30, 2000, the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the six months ended June 30, 2000 of $1,246,957. The value of the remaining 285,700 shares were carried at market value of $9.625 per share as of March 31, 2000. The market value as of June 30, 2000 was $6.28125, resulting in recognition of appreciation (depreciation) of $(955,309) and $831,548 for the three months and six months then ended.

     During the six months ended June 30, 2000 the Partnership exercised its warrant for 7,293 shares of Alkermes, Inc. ("Alkermes") at an aggregate exercise price of $36,465 ($5.00 per share). At December 31, 1999 the market value of Alkermes was $49.125 per share and the Partnership recorded the warrant at its intrinsic value of $321,804. The Partnership sold the Alkermes shares for aggregate net proceeds of $1,372,515 ($188.20 per share) and recognized a gain from the sale of $1,014,246 for the six months ended June 30, 2000.

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

     As of June 30 1999, the Partnership owned 722,915 shares of Medarex, Inc. ("Medarex") with a market value of $4.125 per share. The market values as of March 31, 1999 and December 31, 1998 were $3.1875 per share and $3.03125 per share, respectively. The Partnership recognized unrealized appreciation of $677,733 and $790,688 for the three months and six months then ended.

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

     If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of June 30, 2000, the Partnership holds no warrants.

6.   INCOME TAXES

     The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7.   SUBSEQUENT EVENT

     On July 12, 2000, PWG entered into an agreement and plan of merger with UBS AG ("UBS") and a subsidiary of UBS pursuant to which PWG will merge with and into that subsidiary. The transaction, which is expected to be completed in the fourth quarter of 2000, has been approved by PWG's Board of Directors and is subject to customary closing conditions, including certain regulatory approvals and the approval of PWG's shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     Partners' capital increased from $6.8 million at December 31, 1999 to $8.7 million at June 30, 2000. The change of $1.9 million was due to the recognition of net income of $13.6 million for the six months ended June 30, 2000 (as discussed in the Results of Operations below) offset by a cash distribution to the Partners of $11.7 million.

     The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets increased from $6.8 million at December 31, 1999 to $8.8 million at June 30, 2000. The change of $2.0 million resulted primarily from (i) increases in the market values of marketable securities held as of these dates of $4.0 million, (ii) the sale of marketable securities during the six months ended June 30, 2000 for cash proceeds in excess of their carrying values at December 31, 1999 of $9.5 million offset by (iii) cash distributions to the Partners of $11.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1999:

     Net loss for the three months ended June 30, 2000 and 1999 was $1.4 million and $0.1 million, respectively. The increase in net loss resulted primarily from an unfavorable change in revenues of $1.3 million.

     Net revenues for the three months ended June 30, 2000 and 1999 were $(1.4) million and $(0.1) million, respectively. The variance was due to an unfavorable change in unrealized depreciation of $1.5 million offset by an increase in interest income of $0.2 million. Unrealized depreciation of marketable securities for the three months ended June 30, 2000 was $1.5 million. At June 30, 2000 the market value of GMO was $13.875 per share as compared to a carrying value of $15.125 per share at March 31, 2000. The Partnership recognized unrealized depreciation of $0.6 million on its investment of 0.461 million shares for the quarter ended June 30, 2000. Also, as of this date, the market value of Repligen was $6.28125 per share as compared to March 31, 2000 carrying value of $9.625 per share, thus the Partnership recognized unrealized depreciation of $0.9 million on its investment of 0.285 million shares. Interest income increased resulting from increased cash balances maintained by the Partnership. Net revenues for the quarter ended June 30, 1999 consisted of unrealized depreciation of marketable securities and realized loss on the sale of marketable securities aggregating $0.1 million.

     There were no material variances in expenses for the three months ended June 30, 2000 as compared to the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1999:

     Net income for the six months ended June 30, 2000 was $13.6 million resulting from the recognition of revenues of $13.7 million offset by the recognition of expenses of $0.1 million. Net income (loss) for the six months ended June 30, 1999 was minimal.

     During the six months ended June 30, 2000 the Partnership recognized unrealized appreciation of marketable securities of $4.0 million, realized gain on sale of marketable securities of $9.5 million and interest income $0.2 million. At June 30, 2000, the market value of GMO was $13.875 per share as compared to a carrying value of $7.00 per share at December 31, 1999. The Partnership recognized unrealized appreciation of $3.2 million on its investment of 0.461 million shares for the six months ended

(ITEM 2 CONTINUED)

June 30, 2000. Also, as of this date, the market value of Repligen was $6.28125 per share as compared to a weighted average carrying value of $3.37069 per share at December 31, 1999. Thus, the Partnership recognized unrealized appreciation of $0.8 million on its investment of 0.285 million shares. During the six months ended June 30, 2000, the Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million. The Partnership exercised its warrant for 7,293 shares of Alkermes at $5.00 per share bringing the carrying value to $49.124 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million. For the six months ended June 30, 1999 the Partnership recognized net unrealized appreciation of $0.4 million offset by a net realized loss on sale of marketable securities of this amount. The market value of GMO decreased from $3.25 per share at December 31, 1998 to $2.75 per share at June 30, 1999, resulting in unrealized depreciation on its investment of 0.713 million shares for the six months ended June 30, 1999 of $0.4 million. This was offset by the increase in market value of Medarex from $3.03125 per share at December 31, 1998 to $4.125 at June 30, 1999, resulting in unrealized appreciation on its investment of
0.723 shares for the six months ended June 30, 1999 of $0.8 million. During the six months ended June 30, 1999, the Partnership sold its investment in Biocompatibles with a carrying value as of December 31, 1998 of $1.2 million for proceeds of $1.3 million and realized a gain of $0.1 million. The sale of Pharming shares (with a carrying value of $1.3 million) for proceeds of $0.8 million resulted in a loss of $0.5 million for the six months ended June 30, 1999.

     There were no material variances in expenses for the six months ended June 30, 2000 as compared to the same period in 1999.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)   EXHIBITS:

              None

         b)   REPORTS ON FORM 8-K:

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2000.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)


                  By:    /s/ Dhananjay M. Pai
                         -----------------------------------
                         Dhananjay M. Pai
                         President



                  By:    /s/ Robert J. Chersi
                         -----------------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer