Form 10-Q
period 2000-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2000-11-14
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                              ---------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No  -
                                                 ---     ---
                              ---------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 2000


                                Table of Contents

                                                                            Page
                                                                            ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Statements of Financial Condition (unaudited) at
                  September 30, 2000 and December 31, 1999                    2

                  Statements of Operations
                  (unaudited) for the three months and nine months
                  ended September 30, 2000 and 1999                           3

                  Statement of Changes in Partners' Capital (Deficit) (unaudited) for the nine months ended
                  September 30, 2000                                          4

                  Statements of Cash Flows
                  (unaudited) for the nine months ended
                  September 30, 2000 and 1999                                 5

                  Notes to Financial Statements
                  (unaudited)                                              6-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     11-12

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           13

                  Signatures                                                 14

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                  September 30,     December 31,
                                                          2000              1999
--------------------------------------------------------------------------------
Assets:

    Marketable securities, at market value        $ 8,933,809       $ 6,846,730

    Advances to product development projects           19,399            19,399

                                                  -----------       -----------
Total assets                                      $ 8,953,208       $ 6,866,129
                                                  ===========       ===========


Liabilities and partners' capital:

    Accrued liabilities                           $    51,216       $    79,844

    Partners' capital                               8,901,992         6,786,285
                                                  -----------       -----------

Total liabilities and partners' capital           $ 8,953,208       $ 6,866,129
                                                  ===========       ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended September 30,                     2000          1999
--------------------------------------------------------------------------------
Revenues:
   Interest income                                    $     8,684    $   49,240
   Unrealized appreciation of marketable securities       241,059     2,197,460
   Realized gain on sale of marketable securities              --     1,322,042
                                                      -----------    ----------
                                                          249,743     3,568,742
                                                      -----------    ----------

Expenses:
   General and administrative costs                        42,558        45,247
                                                      -----------    ----------

Net income                                            $   207,185    $3,523,495
                                                      ===========    ==========

Net income per partnership unit:
   Limited partners (based on 50,000 units)           $      4.10    $    69.77
   General partner                                    $  2,071.85    $35,234.95


================================================================================


For the nine months ended September 30,                      2000          1999
--------------------------------------------------------------------------------
Revenues:
   Interest income                                    $   203,608    $   94,653
   Unrealized appreciation of marketable securities     4,242,607     1,840,915
   Realized gain on sale of marketable securities       9,465,802     1,697,867
                                                      -----------    ----------
                                                       13,912,017     3,633,435
                                                      -----------    ----------

Expenses:
   General and administrative costs                       123,482       136,781
                                                      -----------    ----------

Net income                                            $13,788,535    $3,496,654
                                                      ===========    ==========

Net income per partnership unit:
   Limited partners (based on 50,000 units)           $    273.01    $    69.23
   General partner                                    $137,885.35    $34,966.54

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

                                                       Limited         General
For the nine months ended September 30, 2000          Partners         Partner          Total
---------------------------------------------------------------------------------------------------
Balance at January 1, 2000                         $  6,716,887    $     69,398    $   6,786,285

Net income                                           13,650,650         137,885       13,788,535
Cash distributions                                  (10,000,000)     (1,672,828)     (11,672,828)

                                                   -------------    -----------    -------------
Balance at September 30, 2000                      $  10,367,537    $(1,465,545)   $   8,901,992
                                                   =============    ===========    =============

---------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30,                      2000          1999
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                            $ 13,788,535  $ 3,496,654
Adjustments to reconcile net income to
  cash provided by operating activities:
   Unrealized appreciation of marketable securities     (4,242,607)  (1,840,915)

Decrease (increase) in operating assets:
   Marketable securities                                 2,155,528   (1,652,789)

Decrease in operating liabilities:
   Accrued liabilities                                     (28,628)      (2,950)
                                                      ------------  ------------
Cash provided by operating activities                   11,672,828           --
                                                      ------------  ------------

Cash flows from financing activities:
   Distributions to partners                           (11,672,828)          --
                                                      ------------  ------------

Cash at beginning of period                                     --           --
                                                      ------------  ------------

Cash at end of period                                 $         --  $        --
                                                      ============  ============


--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 2000 and 1999.
--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended September 30, 2000 and 1999 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2000, are not necessarily indicative of results to be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1999 and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

         The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc., ("PWG" - see Note 7) is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

         All distributions from the Partnership to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective capital contributions. The table below sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                        LIMITED      GENERAL
                                                                                        PARTNERS     PARTNER
                                                                                        --------     -------
  I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"); At September
      30, 2000, Contribution Payout was $1,462 per
      Unit.....................................................................           99%          1%

 II.  After Contribution Payout and until the value of the aggregate
      distributions for each Unit equals $5,000 ("Final Payout")...............           80%         20%

III.  After Final Payout.......................................................           75%         25%

         During the quarter ended September 30, 2000, the Partnership made no cash distributions. During the three months ended June 30, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout as of this date. As a result the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per Unit; $1,672,828 to the General Partner). At September 30, 2000, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2000, the cumulative profits of the Partnership were $926 per Unit.

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

3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                                    SEPTEMBER 30, 2000           DECEMBER 31, 1999
                                                    ------------------           -----------------
                                               CARRYING                         CARRYING
                                                VALUE          COST              VALUE             COST
                                                -----          ----              -----             ----
Money market fund                              $   500,559    $   500,559       $ 1,450,164        $ 1,450,164

Genzyme Molecular Oncology
   (461,091 and 713,091 common
   shares at September 30, 2000 and
   December 31, 1999, respectively)              6,397,638        646,609         4,991,638          1,000,000

Alkermes, Inc.
   (Warrant to purchase 7,293 shares)                 ----           ----           321,804               ----

Repligen Corporation
   (285,700 common shares at
   September 30, 2000 and a warrant to
   purchase 133,000 common shares at
   December 31, 1999)                            2,035,612        901,433            83,124               ----
                                               -----------    -----------       -----------        -----------
                                               $ 8,933,809    $ 2,048,601       $ 6,846,730        $ 2,450,164
                                               =============  ===========       ===========        ===========

         During the nine months ended September 30, 2000 the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599. As of September 30, 2000 and June 30, 2000 the Partnership recorded its remaining investment of 461,091 shares at the market value of $13.875 as compared to $7.00 per share at December 31, 1999. Accordingly, the Partnership recognized unrealized appreciation of $3,170,001 for the nine months then ended. At June 30, 1999 and December 31, 1998 the Partnership recorded its investment of 713,091 shares at market values of $1,961,001 ($2.75 per share) and $2,317,546 ($3.25 per share), respectively. At September 30, 1999, the market value was $4,100,274 ($5.75 per share) resulting in unrealized appreciation of $2,139,273 and $1,782,728 for the three months and nine months then ended.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

         At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of that date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. During the nine months ended September 30, 2000, the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the nine months ended September 30, 2000 of $1,246,957. The market value of the remaining 285,700 shares as of September 30, 2000 was $7.125 as compared to $6.28125 per share at June 30, 2000 resulting in recognition of unrealized appreciation of $241,059 and $1,072,606 for the three months and nine months then ended.

         During the nine months ended September 30, 2000 the Partnership exercised its warrant for 7,293 shares of Alkermes, Inc. ("Alkermes") at an aggregate exercise price of $36,465 ($5.00 per share). At December 31, 1999 the market value of Alkermes was $49.125 per share and the Partnership recorded the warrant at its intrinsic value of $321,804. The Partnership sold the Alkermes shares for aggregate net proceeds of $1,372,515 ($188.20 per share) and recognized a gain from the sale of $1,014,246 for the nine months ended September 30, 2000.

         During the quarter ended September 30, 1999, the Partnership sold its shares of Medarex, Inc. ("Medarex") for aggregate proceeds of $4,304,067 (average price of $5.9538 per share). The carrying value of the shares was $2,982,025 ($4.125 per share) and $2,191,336 ($3.03125 per share) at June 30,
1999 and December 31, 1998, respectively. Accordingly, the Partnership recognized a gain upon the sale for the three months and nine months ended September 30, 1999 of $1,322,042 and $2,112,731, respectively. During the nine months ended September 30, 1999, the Partnership sold its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc. ("Gensia") and Pharming Group N.V. ("Pharming"). Upon the sale of Biocompatibles the Partnership received aggregate proceeds of $1,302,967 (average price of $1.60 per share) and recognized a gain for the nine months ended September 30, 1999 of $140,010. Aggregate proceeds from the sale of Gensia were $558,564 (average price of $4.05 per share) resulting in a loss for the nine months ended September 30, 1999 of $65,716. The sale of Pharming generated proceeds of $796,804 ($6.15 per share) which resulted in a loss of $489,159 for this same period.

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

         If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of September 30, 2000, the Partnership held no warrants.

6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive share of realized income or loss on their individual federal and state income tax returns.

7.       SUBSEQUENT EVENT

         On October 23, 2000, the stockholders of PWG adopted the Agreement and Plan of Merger dated as of July 12, 2000, by an among PWG, UBS AG and a subsidiary of UBS AG pursuant to which PWG will merge with and into that subsidiary. The transaction closed on November 3, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $6.8 million at December 31, 1999 to $8.9 million at September 30, 2000. The change of $2.1 million was due to the recognition of net income of $13.8 million for the nine months ended September 30, 2000 (as discussed in the Results of Operations below) offset by a cash distribution to the Partners of $11.7 million.

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets increased from $6.8 million at December 31, 1999 to $8.9 million at September 30, 2000. The change of $2.1 million resulted primarily from (i) increases in the market values of marketable securities held as of these dates of $4.2 million, (ii) the sale of marketable securities during the nine months ended September 30, 2000 for cash proceeds in excess of their carrying values at December 31, 1999 of $9.5 million offset by (iii) cash distributions to the Partners of $11.7 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
-------------------------------------------------
THE THREE MONTHS ENDED SEPTEMBER 30, 1999:
------------------------------------------

         Net income for the three months ended September 30, 2000 and 1999 was $0.2 million and $3.5 million, respectively. The decrease in net income resulted primarily from an unfavorable change in revenues of $3.3 million.

         Net revenues for the three months ended September 30, 2000 and 1999 were $0.3 million and $3.6 million, respectively. The variance was due to an unfavorable change in unrealized appreciation of marketable securities of $2.0 million and a decrease in realized gain on sale of marketable securities of $1.3 million. Unrealized appreciation of marketable securities for the three months ended September 30, 2000 and 1999 was $0.2 million and $2.2 million, respectively. At September 30, 2000, the market value of Repligen was $7.125 per share as compared to $6.28125 per share at June 30, 2000. The Partnership recognized unrealized appreciation of $0.2 million on its investment of 0.285 million shares. At September 30, 1999, the market value of GMO increased from $2.75 per share at June 30, 1999 to $5.75 per share. Accordingly, the Partnership recognized unrealized appreciation on its investment of 0.713 shares of $2.2 million. The market value of GMO as of June 30, 2000 and September 30, 2000 was constant at $13.875 per share. During the quarter ended September 30, 1999, the Partnership sold its investment in Medarex for aggregate proceeds of $4.3 million. The carrying value of the investment as of June 30, 1999 was $3.0 million, and, accordingly the Partnership recognized a gain of $1.3 million.

         There were no material variances in expenses for the three months ended September 30, 2000 as compared to the same period in 1999.

(ITEM 2 CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
------------------------------------------------
THE NINE MONTHS ENDED SEPTEMBER 30, 1999:
-----------------------------------------

         Net income for the nine months ended September 30, 2000 and 1999 was $13.8 million and $3.5 million, respectively. The increase of $10.3 million resulted from a change in revenues of this amount.

         Net revenues for the nine months ended September 30, 2000 and 1999 were $13.9 million and $3.6 million, respectively. Revenues increased as a result of a favorable change in unrealized appreciation of marketable securities of $2.4 million and increases in realized gain on sale of marketable securities of $7.8 million and interest income of $0.1 million. Unrealized appreciation of marketable securities for the nine months ended September 30, 2000 was $4.2 million resulting from the Partnership's investments of 0.461 shares of GMO and
0.286 shares of Repligen. The market value of GMO increased from $7.00 per share as of December 31, 1999 to $13.875 per share as of September 30, 2000. Repligen's market value increased from $3.125 per share at December 31, 1999 to $7.125 per share as of September 30, 2000. For the nine months ended September 30, 1999, unrealized appreciation was $1.8 million resulting from the Partnership's investment of 0.713 shares of GMO. The market value per share as of September 30, 1999 and December 31, 1998 was $5.75 and $3.25, respectively. Realized gain on sale of marketable securities for the nine months ended September 30, 2000 and 1999 was $9.5 million and $1.7 million, respectively. During the nine months ended September 30, 2000, the Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million. The Partnership exercised its warrant for 7,293 shares of Alkermes (recorded at its intrinsic value as of December 31, 1999 of $44.125 per share) at $5.00 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million for the nine months ended September 30, 2000. During the nine months ended September 30, 1999, the Partnership recognized a net gain from the sale of marketable securities resulting primarily from its investments in Pharming and Medarex. The sale of Pharming shares (with a carrying value of $1.3 million) for proceeds of $0.8 million resulted in a loss of $0.5 million for this period. In addition, the Partnership recognized a gain of $2.1 million from its sale of Medarex for proceeds of $4.3 million as compared to a carrying value at December 31, 1998 of $2.2 million.

         There were no material variances in expenses for the nine months ended September 30, 2000 as compared to the same period in 1999.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       EXHIBITS:

                  None

         b)       REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2000.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:      PaineWebber Development Corporation
                           (General Partner)



                  By:      /s/ Dhananjay M. Pai
                           ----------------------------------------------------
                           Dhananjay M. Pai
                           President



                  By:      /s/ Robert J. Chersi
                           ----------------------------------------------------
                           Robert J. Chersi
                           Principal Financial and Accounting Officer