Form 10-K405
period 2000-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2001-04-02
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ===============
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 ===============

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                 ===============

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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                              ------       ------

                                 ===============

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

                                     PART I


ITEM 1.     BUSINESS.


      PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG")), (1) is the general partner and manager of the Partnership. The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.


      As of December 31, 2000, the Partnership had ongoing Projects with Alkermes, Inc. and Cephalon, Inc. (See Exhibit A, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to the investments in Projects, as of December 31, 2000, the Partnership owned marketable securities as described in Note 3 of the "Notes to Financial Statements" included in this filing on Form 10-K.


PARTNERSHIP MANAGEMENT


      The Partnership has contracted with the General Partner, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership for which it is entitled to receive an annual management fee. As of January 1, 1997, the General Partner ceased to charge a management fee for services rendered to the Partnership. Until September 1999, an Advisory Board had acted as special advisor to the General Partner. All fees and expenses of the Advisory Board were paid for by the General Partner.





----------

(1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

(ITEM 1 CONTINUED)

DISTRIBUTIONS

      The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively the "Partners"). All distributions to the Limited Partners have been made pro rata in accordance with their individual capital contributions.

                                                          Limited       General
                                                          Partners      Partner
                                                          --------      -------
      I.    Until the value of the aggregate
            distributions for each limited
            partnership unit ("Unit") equals
            $1,000 plus simple interest on such
            amount accrued at 5% per annum
            ("Contribution Payout").  At December
            31, 2000, Contribution Payout was
            $1,475 per Unit ...........................      99%           1%

      II.   After Contribution Payout and until
            the value of the aggregate
            distributions for each Unit equals
            $5,000 ("Final Payout") ...................      80%          20%

      III.  After Final Payout ........................      75%          25%


      As of June 30, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout as of this date. As a result, the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per Unit; $1,672,828 to the General Partner). At December 31, 2000, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

PROFIT AND LOSS ALLOCATION

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2000, the cumulative profits of the Partnership were $862 per Unit.

OTHER

      At December 31, 2000, the Partnership had no employees, and PWDC, the General Partner, had no employees other than its executive officers (see Item
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.


ITEM 2.     PROPERTIES.

      The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.     LEGAL PROCEEDINGS.

      None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

      There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 2000, there were 4,653 Limited Partners.

      The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. As of June 30, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per Unit: $1,672,828 to the General Partner). During the year ended December 31, 1999, the Partnership made a cash distribution to the Partners of $7,070,707 ($140 per Unit; $70,707 to the General Partner). During the year ended December 31, 1998, the Partnership made no distributions to the Partners.


ITEM 6.     SELECTED FINANCIAL DATA.

      See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital of $6.8 million at December 31, 1999, decreased to $5.7 million at December 31, 2000, resulting from the Partnership's recognition of net income of $10.6 million (as discussed in Results of Operations below) offset by a cash distribution to the Partners of $11.7 million.

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets decreased from $6.8 million at December 31, 1999 to $5.7 million at December 31, 2000. The change of $1.1 million resulted primarily from (i) increases in the market values of marketable securities held as of these dates of $1.0 million, (ii) the sale of marketable securities during the year ended December 31, 2000 for cash proceeds in excess of their carrying values at December 31, 1999 of $9.5 million offset by (iii) cash distributions to the Partners of $11.7 million. The balance of the liquid assets at December 31, 2000, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999:

      Net income for the years ended December 31, 2000 and 1999 was $10.6 million and $4.8 million, respectively. The increase of $5.8 million resulted from an increase in revenues of this amount.

      Net revenues for the year ended December 31, 2000 were $10.7 million as compared to $4.9 million for this same period in 1999. The increase was due primarily to an increase in net realized gain on sale of marketable securities of $7.8 million offset by an unfavorable change in unrealized appreciation of

(ITEM 7 CONTINUED)

$2.1 million. Realized gain on sale of marketable securities for the year ended December 31, 2000 and 1999 was $9.5 million and $1.7 million, respectively. During the year ended December 31, 2000, the Partnership sold 0.252 million shares of Genzyme Molecular Oncology ("GMO") for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen Corporation ("Repligen") for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million for the year ended December 31, 2000. The Partnership exercised its warrant for 7,293 shares of Alkermes, Inc. ("Alkermes"), (recorded at its intrinsic value as of December 31, 1999 of $44.125 per share) at $5.00 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million for the year ended December 31, 2000. During the year ended December 31, 1999, the Partnership recognized a net gain from the sale of marketable securities of $1.7 million resulting primarily from its investments in Pharming Group N.V. ("Pharming") and Medarex, Inc. ("Medarex"). The sale of Pharming shares (with a carrying value of $1.3 million) for proceeds of $0.8 million resulted in a loss of $0.5 million for this period. In addition, the Partnership recognized a gain of $2.1 million from its sale of Medarex for proceeds of $4.3 million as compared to a carrying value at December 31, 1998 of $2.2 million. Unrealized appreciation of marketable securities for the year ended December 31, 2000 was $1.0 million resulting from the Partnership's investments of 0.461 million shares of GMO. The market value of GMO increased from $7.00 per share as of December 31, 1999 to $9.1875 per share as of December 31, 2000. For the year ended December 31, 1999, the Partnership recognized unrealized appreciation of $2.7 million on its investment of 0.713 million shares of GMO resulting from the increase in its market value of $3.25 per share at December 31, 1998 to $7.00 per share as of December 31, 1999. In addition, the Partnership had a warrant to purchase 7,293 shares of Alkermes at an exercise price of $5.00 per share. At December 31, 1999 the market value of Alkermes was $49.125 per share. Accordingly, the Partnership recorded the warrant at the intrinisc value of $44.125 per share and recognized unrealized appreciation of $0.4 million for the year then ended.

      There were no material variances in expenses for the year ended December 31, 2000 as compared to the same period in 1999.

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998:

      Net income (loss) for the years ended December 31, 1999 and 1998 was $4.8 million and $(1.5) million, respectively. The increase of $6.3 million resulted from an increase in revenues of this amount.

      Net revenues for the years ended December 31, 1999 and 1998 were $4.9 million and $(1.3) million, respectively. The increase resulted primarily from a favorable change in unrealized appreciation (depreciation) of marketable securities of $5.1 million and an increase in realized gain on sale of marketable securities of $1.1 million. For the year ended December 31, 1999 unrealized appreciation was $3.1 million (see Year Ended December 31, 2000 compared to the Year Ended December 31, 1999). Net unrealized depreciation for the year ended December 31, 1998 was $2.0 million resulting primarily from the Partnership's investment of 0.815 million shares of Biocompatibles International plc ("Biocompatibles"), 0.723 million shares of Medarex and 0.713 million shares of GMO. The market value of Biocompatibles decreased from $8.124 per share at December 31, 1997 to $1.427 per share as of December 31, 1998, resulting in unrealized depreciation for the year ended December 31, 1998 of $5.5 million. During the year ended December 31, 1998, in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Partnership recorded its investment in 0.282 million Medarex restricted shares (with a restriction period of less than one year) at a market value of $3.03125 per share at December 31, 1998 and, accordingly, recognized unrealized appreciation of $0.9 million. Previously, such shares were recorded at zero value.

(ITEM 7 CONTINUED)

Also, the Partnership recorded its investment of 0.441 million Medarex shares received in 1998 at $1.3 million and recognized unrealized appreciation of this amount. In November 1998, GMO shares began trading on the NASDAQ National Market. Accordingly the Partnership recorded its investment at the market value as of December 31, 1998 of $2.3 million ($3.25 per share) as compared to its cost basis of $1.0 million. The Partnership recognized unrealized appreciation of $1.3 million as of this date. During the year ended December 31, 1999, the Partnership recognized a net gain from the sale of marketable securities of $1.7 million (see Year Ended December 31, 2000 compared to Year Ended December 31,
1999). For this same period in 1998 the Partnership recognized a gain on the sale of marketable securities of $0.6 million. The Partnership sold its rights as a former stockholder of GenPharm International, Inc. and received proceeds of this amount upon the sale.


      There were no material variances in expenses for the years ended December 31, 1999 and 1998.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information in response to this item may be found under the following captions included in this filing on Form 10-K:

            Report of Independent Auditors (Page F-4)
            Statements of Financial Condition (Page F-5)
            Statements of Operations (Page F-6)
            Statements of Changes in Partners' Capital (Page F-6)
            Statements of Cash Flows (Page F-7)
            Notes to Financial Statements (Pages F-8 to F-12)


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

      The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2000:

          NAME                       AGE          POSITION AND DATE APPOINTED
-------------------------           -----      ---------------------------------
DIRECTORS
      Dhananjay M. Pai (1)            38        Director since December 1996
      William J. Nolan (1)            53        Director since February 1997
      Stephen R. Dyer                 41        Director since April 1999

EXECUTIVE OFFICERS
      Dhananjay M. Pai (2)            38        President since December 1996
      William J. Nolan (3)            53        Treasurer since February 1997
      Geraldine L. Banyai             60        Secretary since June 1999

      The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

      (1) As of March 1, 2001, Dhananjay M. Pai and William J. Nolan were replaced as directors by Robert J. Chersi and Jerome T. Fadden.

      (2) As of March 1, 2001, Dhananjay M. Pai was replaced as President by Stephen R. Dyer.

      (3) As of March 1, 2001, William J. Nolan was replaced as Treasurer by Rosemarie Albergo.

(ITEM 10 CONTINUED)

DIRECTORS

      MR. PAI was a Managing Director of UBS PaineWebber Inc. (formerly PaineWebber Incorporated ("PWI")). He resigned from PWI on January 1, 2001. Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, Inc., an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

      MR. NOLAN was Treasurer of PWG and Executive Vice President and Treasurer of PWI. He resigned his positions on January 26, 2001. Prior to his employment with PWI in 1984, Mr. Nolan was with Becker-Paribas and Bankers Trust Company. Mr. Nolan received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Stanford University Graduate School of Business.

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

ITEM 11.    EXECUTIVE COMPENSATION.

      No compensation was paid directly to executive officers of PWDC by the Registrant. PWDC serves as General Partner for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-12 included in this filing on Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      There are no investors known to the Partnership to be beneficial owners at March 1, 2001 of more than five percent of the Registrant's Units. No member of management of PWDC had any beneficial interest in the Registrant's Units.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-12 included in this filing on Form 10-K.

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

                Report of Independent Auditors (Page F-4)
                Statements of Financial Condition (Page F-5)
                Statements of Operations (Page F-6)
                Statements of Changes in Partners' Capital (Deficit) (Page F-6) Statements of Cash Flows (Page F-7)
                Notes to Financial Statements (Pages F-8 to F-12)


REPORTS ON FORM 8-K

       None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2001.

         PAINEWEBBER R&D PARTNERS III, L.P.

         By:  PaineWebber Development Corporation
              (General Partner)


         By:   /s/  Stephen R. Dyer
              ------------------------------------------
              Stephen R. Dyer
              President and Principal Executive Officer


         By:   /s/  Robert J. Chersi
              ------------------------------------------
              Robert J. Chersi
              Principal Financial and Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 2nd day of April 2001.

          /s/  Stephen R. Dyer
         ----------------------------------------------------
         Stephen R. Dyer
         President (principal executive officer) and Director


          /s/  Robert J. Chersi
         ----------------------------------------------------
         Robert J. Chersi
         Principal Financial and Accounting Officer and Director


          /s/  Jerome T. Fadden
         ----------------------------------------------------
         Jerome T. Fadden
         Director




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
                        (A DELAWARE LIMITED PARTNERSHIP)


                          INDEX TO FINANCIAL STATEMENTS



DESCRIPTION                                                        PAGE
-----------                                                        ----

Index to Financial Statements                                      F-1

Selected Financial Data                                            F-2

Quarterly Financial Information (Unaudited)                        F-3

Report of Independent Auditors                                     F-4

Statements of Financial Condition,
    at December 31, 2000 and 1999                                  F-5

Statements of Operations,
    for the years ended December 31, 2000, 1999 and 1998           F-6

Statements of Changes in Partners' Capital (Deficit),
    for the years ended December 31, 2000, 1999 and 1998           F-6

Statements of Cash Flows,
    for the years ended December 31, 2000, 1999 and 1998           F-7

Notes to Financial Statements                                      F-8 to F-12




All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.


PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------

Years ended December 31,             2000              1999             1998              1997             1996

-------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                     $  10,710,670     $  4,926,324     $ (1,331,137)     $  6,351,971     $ 40,810,648
   Net income (loss)            $  10,543,808     $  4,762,147     $ (1,500,762)     $  5,930,581     $ 39,513,429

Net income (loss) per partnership interest (A):

   Limited partners             $      208.77     $      94.29     $     (29.72)     $     117.43     $     782.37
   General partner              $  105,438.08     $  47,621.47     $ (15,007.62)     $  59,305.81     $ 395,134.29


Financial Condition:

   Total assets                 $   5,743,455     $  6,866,129     $  9,169,050      $ 10,675,272     $ 32,633,103
   Partners' capital            $   5,657,265     $  6,786,285     $  9,094,845      $ 10,595,607     $ 32,442,803

Distributions to partners:
   Cash                         $  11,672,828     $  7,070,707     $          -      $ 27,777,777     $ 24,895,837

-------------------------------------------------------------------------------------------------------------------


(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------
                                                          Net Income (Loss)
                                                       Per Partnership Unit (A)
                                                     ---------------------------
                                     Net Income      Limited         General
                     Revenues          (Loss)        Partners        Partner
--------------------------------------------------------------------------------
Calendar 2000

4th Quarter       $ (3,201,347)   $ (3,244,727)   $   (64.24)    $ (32,447.27)

3rd Quarter            249,743         207,185          4.10         2,071.85

2nd Quarter         (1,369,686)     (1,414,086)       (28.00)      (14,140.86)

1st Quarter         15,031,960      14,995,436        296.91       149,954.36

--------------------------------------------------------------------------------

Calendar 1999

4th Quarter       $  1,292,891    $  1,265,494    $    25.05     $  12,654.94

3rd Quarter          3,568,742       3,523,495         69.77        35,234.95

2nd Quarter            (54,065)       (102,442)        (2.03)       (1,024.42)

1st Quarter            118,756          75,600          1.50           756.00

--------------------------------------------------------------------------------

Calendar 1998

4th Quarter       $    317,820    $    266,757    $     5.27     $   2,667.57

3rd Quarter          1,707,607       1,669,150         33.05        16,691.50

2nd Quarter           (344,621)       (386,987)        (7.66)       (3,869.87)

1st Quarter         (3,011,943)     (3,049,682)       (60.38)      (30,496.82)

--------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.




/s/ Ernst & Young LLP
----------------------
Ernst & Young LLP

New York, New York
March 9, 2001

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION


                                                  December 31,     December 31,
                                                          2000            1999
--------------------------------------------------------------------------------
Assets:

     Marketable securities, at market value       $  5,743,455     $ 6,846,730

     Advances to product development projects                -          19,399

                                                  ------------     -----------
Total assets                                      $  5,743,455     $ 6,866,129
                                                  ============     ===========


Liabilities and partners' capital:

     Accrued liabilities                          $     86,190     $    79,844

     Partners' capital                               5,657,265       6,786,285

                                                  ------------     -----------
Total liabilities and partners' capital           $  5,743,455     $ 6,866,129
                                                  ============     ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF OPERATIONS

For the years ended December 31,                                     2000                 1999                   1998
----------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                     $       211,215      $       149,437       $         59,496
      Income from product development projects                     23,785                    -                      -
      Unrealized  appreciation (depreciation) of
       marketable securities and investments                    1,009,868            3,079,020             (1,989,383)
      Net realized gain on sale of marketable
        securities and investments                              9,465,802            1,697,867                598,750
                                                            --------------       --------------        ---------------
                                                               10,710,670            4,926,324             (1,331,137)
                                                            --------------       --------------        ---------------

Expenses:
      Expenditures under product development projects                   -                2,385                 24,116
      General and administrative costs                            166,862              161,792                145,509
                                                            --------------       --------------        ---------------
                                                                  166,862              164,177                169,625
                                                            --------------       --------------        ---------------

Net income (loss)                                         $    10,543,808      $     4,762,147       $     (1,500,762)
                                                            ==============       ==============        ===============

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)            $        208.77      $         94.29       $         (29.72)
      General partner                                     $    105,438.08      $     47,621.47       $     (15,007.62)

----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               Limited              General
For the years ended December 31, 2000, 1999 and 1998          Partners              Partner                Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                $    10,488,115      $       107,492       $     10,595,607

Net loss                                                       (1,485,754)             (15,008)            (1,500,762)
                                                            --------------       --------------        ---------------

Balance at December 31, 1998                                    9,002,361               92,484              9,094,845

Cash distributions to partners                                 (7,000,000)             (70,707)            (7,070,707)
Net income                                                      4,714,526               47,621              4,762,147
                                                            --------------       --------------        ---------------

Balance at December 31, 1999                                    6,716,887               69,398              6,786,285

Cash distributions to partners                                (10,000,000)          (1,672,828)           (11,672,828)
Net income                                                     10,438,370              105,438             10,543,808
                                                            --------------       --------------        ---------------

Balance at December 31, 2000                              $     7,155,257      $    (1,497,992)      $      5,657,265
                                                            ==============       ==============        ===============

----------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF CASH FLOWS


For the years ended December 31,                                     2000                 1999                   1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                         $    10,543,808      $     4,762,147       $     (1,500,762)
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized  (appreciation) depreciation
   of marketable securities and investments                    (1,009,868)          (3,079,020)             1,989,383

Decrease (increase) in operating assets:
  Marketable securities                                         2,113,143            5,379,556               (507,277)
  Advances to product development projects                         19,399                2,385                 14,188
  Royalty income receivable                                             -                    -                  9,928

Increase (decrease) in operating liabilities:
  Payable to PaineWebber Development Corporation                        -                    -                 (3,613)
  Accrued liabilities                                               6,346                5,639                 (1,847)
                                                            --------------       --------------        ---------------
Cash provided by  operating activities                         11,672,828            7,070,707                      -
                                                            --------------       --------------        ---------------

Cash flows from financing activities:
  Distributions to partners                                   (11,672,828)          (7,070,707)                     -
                                                            --------------       --------------        ---------------

Decrease in cash                                                        -                    -                      -

Cash at beginning of period                                             -                    -                      -
                                                            --------------       --------------        ---------------

Cash at end of period                                     $             -      $             -       $              -
                                                            ==============       ==============        ===============

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 2000, 1999 and 1998.
--------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION AND BUSINESS

         PaineWebber R&D Partners III, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG")) (1) is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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







----------

(1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1 CONTINUED)

      The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively the "Partners"). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

                                                           LIMITED      GENERAL
                                                           PARTNERS     PARTNER
                                                           --------     -------
      I.    Until the value of the aggregate
            distributions for each limited
            partnership unit ("Unit") equals
            $1,000 plus simple interest on such
            amount accrued at 5% per annum
            ("Contribution Payout").  At December
            31, 2000, Contribution Payout was
            $1,475 per Unit .............................     99%           1%

      II.  After Contribution Payout and until
            the value of the aggregate
            distributions for each Unit equals
            $5,000 ("Final Payout") .....................     80%          20%

      III.  After Final Payout ..........................     75%          25%


      As of June 20, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout as of this date. As a result, the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per Unit; $1,672,828 to the General Partner). At December 31, 2000, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2000, the cumulative profits of the Partnership were $862 per Unit.

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

      Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

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

      In 1999, since the Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.    MARKETABLE SECURITIES

      The Partnership held the following marketable securities at:

                                               DECEMBER 31, 2000          DECEMBER 31, 1999
                                            -----------------------   -----------------------
                                             CARRYING                  CARRYING
                                               VALUE        COST         VALUE        COST
                                            ----------   ----------   ----------   ----------
Money market fund                           $  542,944   $  542,944   $1,450,164   $1,450,164

Genzyme Molecular Oncology
   (461,091 and 713,091 common shares at
   December 31, 2000 and December 31,
   1999, respectively)                       4,236,274      646,609    4,991,638    1,000,000

Alkermes, Inc.
   (Warrant to purchase 7,293 shares)               --           --      321,804           --

Repligen Corporation
   (285,700 common shares at December 31,
   2000 and a warrant to purchase 133,000
   common shares at December 31, 1999)         964,237      901,433       83,124           --
                                            ----------   ----------   ----------   ----------
                                            $5,743,455   $2,090,986   $6,846,730   $2,450,164
                                            ==========   ==========   ==========   ==========

      During the year ended December 31, 2000 the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599. As of December 31, 2000 the Partnership recorded its remaining investment of 461,091 shares at the market value of $9.1875. Accordingly, the Partnership recognized unrealized appreciation of $1,008,637 for the year then ended. In November 1998, GMO commenced trading on the NASDAQ National Market. The Partnership recorded the investment of 713,091 shares at its market value of $2,317,545 ($3.25 per share) at December 31, 1998 as compared to a carrying value at December 31, 1997 of $1,000,000. The Partnership recognized unrealized appreciation of $1,317,545 for the year ended December 31, 1998. As of December 31, 1999, the market value of the shares was $4,991,637 ($7.00 per share) and, accordingly, the Partnership recognized unrealized appreciation of $2,674,092 for the year ended December 31, 1999.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

(NOTE 3 CONTINUED)

      At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of that date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. During the year ended December 31, 2000, the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the year ended December 31, 2000 of $1,246,957. The market value of the remaining 285,700 shares as of December 31, 2000 was $3.375 per share.

      The Partnership owned a warrant to purchase 7,293 shares of Alkermes, Inc. ("Alkermes") at an exercise rice of $5.00 per share. At December 31, 1999, the market value of Alkermes was $49.125 per share. As of this date, the Partnership recorded the warrant at its intrinsic value of $321,804 and recognized unrealized appreciation of this amount for the year then ended. During the year ended December 31, 2000 the Partnership exercised the warrant at an aggregate exercise price of $36,465 and sold the Alkermes shares for aggregate net proceeds of $1,372,515 ($188.20 per share). The Partnership recognized a gain from the sale of $1,014,246 for the year ended December 31, 2000.

      During the year ended December 31, 1999, the Partnership sold its shares of Medarex, Inc. ("Medarex") for aggregate proceeds of $4,304,067 (average price of $5.9538 per share). The carrying value of the shares at December 31, 1998, was $2,191,336 ($3.03125 per share). Accordingly, the Partnership recognized a gain upon the sale for the year ended December 31, 1999 of $2,112,731. Also, during the year ended December 31, 1999, the Partnership sold its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc. ("Gensia") and Pharming Group N.V. ("Pharming"). Upon the sale of Biocompatibles the Partnership received aggregate proceeds of $1,302,967 (average price of $1.60 per share) and recognized a gain for the year ended December 31, 1999 of $140,010. Aggregate proceeds from the sale of Gensia were $558,564 (average price of $4.05 per share) resulting in a loss for the year ended December 31, 1999 of $65,716. The sale of Pharming generated proceeds of $796,804 ($6.15 per share) which resulted in a loss of $489,159 for this same period.

      The market value of the Biocompatibles shares at December 31, 1998, was $1.427 per share as compared to $8.124 per share at December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation on its investment of 815,000 shares for the year ended December 31, 1998 of $5,457,916. In 1997, upon the acquisition of GenPharm International, Inc. ("GenPharm") by Medarex the Partnership's investment of 1,000,000 GenPharm convertible preferred shares was converted to 281,708 restricted shares of Medarex. The Partnership (as a former GenPharm shareholder) also received certain contingent payment rights (the "Rights") entitling the Partnership to additional Medarex shares to be received prior to December 31, 1998. The Medarex shares received in 1997 were saleable on or after January 1, 1999. In accordance with FASB Statement No. 115, in 1998, the Partnership recorded its investment in the Medarex shares at a market value of $853,927 ($3.03125 per share). Accordingly, the Partnership recognized unrealized appreciation of this amount for the year then ended. In July 1998, pursuant to an Offer to Purchase by a third party, the Partnership partially assigned its interest in the Rights for cash proceeds of $598,750 and recognized a gain upon the sale of this amount for the year ended December 31, 1998. In September 1998, the Partnership received 441,207 unrestricted Medarex shares in connection with its remaining interest in the Rights. The Partnership recorded the shares as of December 31, 1998, at the aggregate market value if $1,337,409 and recognized unrealized appreciation of this amount for the year ended December 31, 1998.

      In connection with an initial public offering in July 1998, the Partnership's investment in Pharming of 14,395 restricted Class A shares was converted into 129,555 ordinary shares (as a result of a 9:1 stock split).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS



(NOTE 3 CONTINUED)

The shares were not salable until January 1, 1999. In accordance with FASB Statement No. 115, as of December 31, 1998, the Partnership recorded the investment (with a carrying value as of this date of $1,150,000) at the market value of $1,285,963 and accordingly the Partnership recognized unrealized appreciation of $135,963.

4.    RELATED PARTY TRANSACTIONS

      The General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership.

      The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI"; currently, UBS PaineWebber Inc.)

      PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of December 31, 2000 the Partnership is carrying these investments at zero.

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of December 31, 2000, the Partnership had exercised all of its warrants.

6.    INCOME TAXES

      The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive shares of realized income or loss on their respective federal and state income tax returns.

EXHIBIT A

PAINEWEBBER R&D PARTNERS III, L.P.                            2000 ANNUAL REPORT
--------------------------------------------------------------------------------

To Our Limited Partners:

During 2000, PaineWebber R&D Partners III, L.P.'s (the "Partnership" or "R&D Partners III") sponsor companies reported the continuation of the clinical trials from the products still under observation from Alkermes Clinical Partners, L.P. and Cephalon Clinical Partners, L.P. Depending upon the outcome of such trials, the Partnership may explore options available for liquidating its investments in the sponsor development programs so that the Partnership may move towards termination. Gensia Development Corporation, the general partner of Gensia Clinical Partners, L.P. ("GCP") reports that it distributed a proxy statement to its limited partners which, if approved, would result in the termination of GCP.

Since its inception in 1991, R&D Partners III has distributed cash of $14,830 for every $10,000 investment in the Partnership through December 31, 2000. In addition to potential returns from the product development programs and equity investments, investors received warrants from R&D Partners III allowing investors to purchase the common stock of certain sponsor companies at predetermined prices. The value of all distributed warrants has ranged from $980, as valued based on the respective dates of distribution, to $11,554 at peak, per $10,000 investment in R&D Partners III. The Partnership continues to hold 461,091 shares of Genzyme Molecular Oncology and 285,700 shares of Repligen Corporation at year end. The Partnership intends to liquidate such positions and distribute net proceeds according to market conditions.

The following Product Portfolio Status and Equity Investment sections contain information only on those product development programs and investments that are currently active. The information contained in these sections has been obtained from public and other sources believed by the Partnership to be accurate, although the Partnership has not verified such information. Therefore, neither the General Partner of the Partnership, the Partnership, nor their affiliates can assume any responsibility for the accuracy of such information. Please refer to prior annual reports for information pertaining to the Partnership's terminated or concluded investments.

Thank you for your continued interest in R&D Partners III.

Sincerely,



Robin Stanley
Vice President
PaineWebber Development Corporation

P R O D U C T   P O R T F O L I O    S T A T U S


ALKERMES, INC.


COMPANY
Alkermes continues to establish itself as one of the world's premier drug delivery companies through the application of sophisticated drug delivery systems to pharmaceutical agents. Alkermes' diversified technology portfolio currently consists of four proprietary delivery systems, including Cereport(R) (formerly known as RMP-7(TM)), a blood brain barrier permeabilizer.


PROGRAM
In 1992, R&D Partners III committed $6.0 million to Alkermes Clinical Partners L.P., a $46.0 million limited partnership formed to complete the development and human clinical trials of Cereport. Cereport is designed to improve the passage into the brain of pharmaceutical compounds by transiently increasing the permeability of the blood-brain barrier.

In 1997, Alkermes entered into an agreement with ALZA Corporation ("ALZA") relating to the development and commercialization of Cereport. ALZA made a $10 million payment to Alkermes to fund the clinical development of Cereport. In return, ALZA received the option to acquire exclusive worldwide commercialization rights to Cereport.

Alkermes reports that during 2000 it completed two clinical trials using Cereport in combination with carboplatin for the treatment of brain tumors. The Phase I clinical trial, ALK-01-042, which was a collaborative study with the National Cancer Institute, ("NCI") was designed to study Cereport plus carboplatin with radiotherapy in pediatric patients with newly diagnosed brain stem gliomas. The treatment evaluation for this study involves follow-up evaluations at six weeks, every three months for two years, every six months for three years and then once a year thereafter.

The Phase II clinical trial, evaluating intravenous Cereport and carboplatin in patients with childhood brain tumors that have not responed to previous treatment, was also a collaborative study with the NCI. Patients received infusions of carboplatin and Cereport for two days every four weeks for up to twelve courses and will receive follow-up evaluations every three months. These evaluations are continuing and data is to be reviewed this year.


WARRANT
R&D Partners III distributed the Alkermes warrant to limited partners in October 1995. Investors received a warrant to purchase 40 shares of Alkermes common stock per $10,000 investment in R&D Partners III, with an exercise price of $5.00 per share through March 31, 2000. The available gain from the distributed Alkermes warrant has ranged from $60 at distribution to $7,680 per $10,000 investment in R&D III. R&D Partners III continued to hold a warrant to purchase 7,293 shares at an exercise price of $5.00 per share. In March 2000, the Partnership exercised the warrant and sold the underlying shares for an average net sales price of $188.20 per share. These proceeds were included in the June 2000 distribution to the limited partners.


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


PROGRAM
R&D Partners III committed $6.0 million to Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development and human clinical trials of Myotrophin(R), a product for use in the treatment of amyotrophic lateral sclerosis ("ALS") and certain peripheral neuropathies. Myotrophin is a recombinant form of an insulin-like growth factor, a naturally occurring neurotrophic factor that is believed to participate in the nervous system's normal attempt to recover from injury. ALS is a fatal disorder of the nervous system characterized by chronic, progressive degeneration of motor neurons.

In 1996, Cephalon submitted a New Drug Application with the FDA for Myotrophin. Cephalon continues to report that the status of the U.S. regulatory approval of the Myotrophin Injection application for the treatment of ALS continues to remain uncertain. To date, the FDA has not released a formal statement regarding the status of Myotrophin. Cephalon reports it is continuing to conduct an exploratory study in small fiber peripheral neuropathy and they will continue to investigate alternatives that would allow the development of Myotrophin to proceed.


WARRANT
R&D Partners III distributed the Cephalon warrant to the limited partners in January 1994. Investors received a warrant to purchase 100 shares of Cephalon common stock per $10,000 investment in R&D Partners III, with an exercise price of $11.32 per share until August 1997, and $13.82 per share from September 1997 until expiration on August 31, 1999. The value of the Cephalon warrant has ranged from $618 at distribution to $3,018 per $10,000 investment in R&D Partners III.

SICOR INC.


COMPANY
Gensia Sicor Pharmaceuticals ("GSP") is a wholly owned subsidiary of SICOR Inc. The company's strategy is targeted toward acute-care multisource products in the fields of oncology, cardiology and anesthesiology. It also offers full service contract manufacturing support and service to a number of pharmaceutical and biotechnology companies.


PROGRAM
R&D Partners III committed $4.0 million to Gensia Clinical Partners, L.P. ("GCP"), a $26.3 million limited partnership formed to complete the development and human clinical trials of the GenESA(R) System, a product designed to enhance the diagnosis of cardiovascular disease. GCP was organized in July 1991 to provide funding for the continued development of the GenESA System and the rights to the GenESA System technology were transferred at that time. The GCP Purchase Option was granted in connection with the GCP partnership agreement in October 1997, when R&D Partners III received 137,772 shares of Gensia common stock as the "milestone payment" from Gensia. R&D Partners III liquidated these shares in 1999 at an average net price of $4.05 per share and distributed the proceeds in October 1999.

In 1998, Gensia Sicor and Automedics, Inc. announced that they determined not to exercise an option granted by GCP to purchase the technology associated with the GenESA System and informed Gensia Development Corporation, the General Partner of the GCP, of this decision. This decision was based on, among other things, the lack of market acceptance of the GenESA System since its U.S. market introduction in October 1997 and its European market introduction in the second quarter of 1995. At the same time, Gensia Sicor and Automedics also informed Protocol Systems, Inc., the supplier of the GenESA device, that Automedics planned no additional purchases of the GenESA device under a supply agreement which provided for the purchase of devices through the year 2002.

In November 2000, Gensia Development Corporation, the general partner of GCP, distributed a termination proposal to the limited partners of GCP, which, if approved, would result in the termination of GCP. Gensia Development Corporation is recommending that the limited partners of GDC approve the termination as it believes there are no alternatives left to maximize the value of the technology owned by GCP.


WARRANT
R&D Partners III distributed the warrant in August 1993. Investors received a warrant to purchase 60 shares of Gensia common stock per $10,000 investment in R&D Partners III, with an exercise price of $17.47 per share through July 1996, and an exercise price of $19.47 per share from August 1996 until expiration in July 1998. The available gain from the distributed Gensia warrant has ranged from $302 to $856 per $10,000 investment in R&D Partners III.

REPLIGEN CORPORATION


COMPANY
Repligen Corporation ("Repligen") is a biopharmaceutical company engaged in the discovery of novel therapeutics for autism, organ transplant and cancer. Repligen's products offer patients improved treatment options based on modulation of newly discovered disease mechanisms. Repligen's major programs currently include developing the hormone secretin for use in autism therapy, enabling bone marrow transplants between genetically unmatched donors using CTLA4-Ig, and manufacturing and marketing Protein A to biopharmaceutical companies for use in the manufacture of production of therapeutic antibodies.


PROGRAM
R&D Partners III committed $6.0 million to Repligen Clinical Partners ("RCP"), a $45 million limited partnership formed to fund further clinical development of recombinant Platelet Factor-4 ("rPF4"). rPF4 was being developed to reverse the effects of heparin, a drug commonly used in patients undergoing heart surgery and in other situations to prevent the formation of blood clots. In 1996, Repligen announced to limited partners of RCP, including R&D Partners III, that the company terminated the research funding program with rPF4 and returned the rights to rPF4 to RCP. The limited partners of RCP voted to terminate the partnership in October 2000.


WARRANT
R&D Partners III received a warrant to purchase 133,000 shares of Repligen common stock at an exercise price of $2.50 per share and a warrant to purchase 252,700 shares at an exercise price of $3.50 per share. During the first quarter 2000, R&D Partners III exercised all 385,700 warrants for an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares in March 2000 at an average net price per share of $15.84. The Partnership continues to hold 285,700 shares, which it intends to liquidate subject to market conditions. As of December 31, 2000, the market value of Repligen was $3.375 per share.


E Q U I T Y   I N V E S T M E N T S


GENZYME MOLECULAR ONCOLOGY

R&D Partners III funded $5.0 million to a development program utilizing PharmaGenics Inc.'s ("PGI") proprietary combinatorial chemistry procedure to discover novel therapeutics and made an equity investment in the amount of $1.0 million for 480,242 shares of PGI Series C Convertible Preferred stock. In 1997, PGI was acquired by Genzyme Corporation in exchange for approximately four million shares of Genzyme Molecular Oncology ("GZMO"), a Genzyme private tracking stock. R&D Partners III's total investment in PGI preferred shares were converted into 713,091 restricted shares of GZMO. In November 1998, the GZMO shares commenced trading on the NASDAQ

National Market. During the first quarter of 2000, the Partnership liquidated 252,000 shares of GZMO for net proceeds of $8.9 million, for an average sale price of $35.59 per share. Proceeds of the GZMO shares were included in the distribution made on June 14, 2000. The Partnership currently holds 461,091 common shares of GZMO. The price per share as of December 31, 2000 was $9.1875.

GZMO is developing a new generation of cancer products focusing on cancer vaccines, angiogenesis inhibitors and cancer pathway regulators. It is shaping these new therapies through the integration of its gene discovery, gene therapy, small molecule drug discovery, and protein therapeutic efforts. GZMO has initiated a Phase I/II clinical trial for a melanoma cancer vaccine and a breast cancer vaccine. They have completed two Phase I cancer vaccine studies in over 50 patients with late stage melanoma. The results of these studies showed that the vaccine was safe and well-tolerated, with significant tumor regression in a small subset of patients. GZMO continues its efforts to develop cancer immunotherapies, angiogenesis inhibitors and cancer pathway regulators, by entering into collaborations with academic and commercial leaders in each of these fields. GZMO has formed over two dozen commercial and academic collaborations since its inception.