Form 10-Q
period 2001-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2001-05-15
CIK 865936

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                 MARCH 31, 2001


                                Table of Contents


PART I.     FINANCIAL INFORMATION                                          Page

Item 1.     Financial Statements

            Statements of Financial Condition (unaudited) at March
            31, 2001 and December 31, 2000                                   2

            Statements of Operations
            (unaudited) for the three months ended March 31, 2001
            and 2000                                                         3

            Statement of Changes in Partners' Capital (Deficit)
            (unaudited) for the three months ended March 31, 2001
                                                                             3

            Statements of Cash Flows
            (unaudited) for the three months ended
            March 31, 2001 and 2000                                          4

            Notes to Financial Statements
            (unaudited)                                                     5-8

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                10

            Signatures                                                      11


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                     March 31,     December 31,
                                                          2001             2000
--------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value      $  5,140,313     $  5,743,455
                                                  ============     ============

Liabilities and partners' capital:

      Accrued liabilities                         $     93,420     $     86,190

      Partners' capital                              5,046,893        5,657,265

                                                  ------------     ------------
Total liabilities and partners' capital           $  5,140,313     $  5,743,455
                                                  ============     ============



--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)


For the three months ended March 31,                                             2001                2000
----------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                                     $     6,784        $     32,937
      Realized gain on sales of marketable securities                               -           9,465,802
      Unrealized (depreciation) appreciation of marketable securities        (575,123)          5,533,221
                                                                          -----------        ------------
                                                                             (568,339)         15,031,960
                                                                          -----------        ------------
Expenses:
      General and administrative costs                                         42,033              36,524
                                                                          -----------        ------------

Net income (loss)                                                         $  (610,372)       $ 14,995,436
                                                                          ===========        ============

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                            $    (12.09)       $     296.91
      General partner                                                     $ (6,103.72)       $ 149,954.36

-----------------------------------------------------------------------------------------------------------



STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)
                                                       Limited             General
For the three months ended March 31, 2001              Partners            Partner             Total
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                            $ 7,155,257       $ (1,497,992)      $ 5,657,265

Net loss                                                 (604,268)            (6,104)         (610,372)
                                                      -----------       ------------       -----------

Balance at March 31, 2001                             $ 6,550,989       $ (1,504,096)      $ 5,046,893
                                                      ===========       ============       ===========

-----------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


For the three months March 31,                            2001            2000
------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                   $ (610,372)   $ 14,995,436
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Unrealized depreciation (appreciation) of
    marketable securities                              575,123      (5,533,221)

Decrease (increase) in operating assets:
  Marketable securities                                 28,019      (9,457,451)
  Prepaid expense                                            -          (7,525)

Increase in operating liabilities:
  Accrued liabilities                                    7,230           2,761

                                                    ----------    ------------
Cash provided by  operating activities                       -               -
                                                    ----------    ------------

Increase in cash                                             -               -

Cash at beginning of period                                  -               -
                                                    ----------    ------------

Cash at end of period                               $        -    $          -
                                                    ==========    ============

Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest or taxes during the three months ended March 31, 2001 and 2000.

--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS


      PaineWebber R&D Partners III, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG"))1 is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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
                                                          LIMITED      GENERAL
                                                          PARTNERS     PARTNER
                                                         ----------   ---------
      I.   Until the value of the aggregate
           distributions for each limited
           partnership unit ("Unit") equals
           $1,000 plus simple interest on such
           amount accrued at 5% per annum
           ("Contribution Payout"). At March 31,
           2001, Contribution Payout was $1,488
           per Unit ......................................   99%          1%

      II.  After Contribution Payout and until
           the value of the aggregate
           distributions for each Unit equals
           $5,000 ("Final Payout") .......................   80%         20%

      III. After Final Payout ............................   75%         25%

      For the quarter ended March 31, 2001, the Partnership made no cash distributions. At March 31, 2001, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit have exceeded Contribution Payout.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2001, the cumulative profits of the Partnership were $850 per Unit.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 2 CONTINUED)

      The Partnership invests in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership expenses product development costs when incurred by the Sponsor Companies and such costs are reflected as expenditures under product development projects. Income received and/or accrued from investments in Projects is reflected in the Statement of Operations for the period in which the income is earned.

3.    MARKETABLE SECURITIES

      The Partnership held the following marketable securities at:

                                          MARCH 31, 2001                 DECEMBER 31, 2000
                                    --------------------------      -------------------------
                                     CARRYING                        CARRYING
                                       VALUE            COST           VALUE           COST
                                    ----------      ----------      ----------     ----------
Money market fund                   $  514,925      $  514,925      $  542,944     $  542,944

Genzyme Molecular Oncology           3,804,001         646,609       4,236,274        646,609
   (461,091 common shares)

Repligen Corporation
   (285,700 common shares)                   -               -               -              -
                                       821,387         901,433         964,237        901,433
                                    ----------      ----------      ----------     ----------
                                    $5,140,313      $2,062,967      $5,743,455     $2,090,986
                                    ==========      ==========      ==========     ==========

      During the quarter ended March 31, 2000, the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599. At March 31, 2000, the market value of GMO was $15.125 per share. The Partnership recognized unrealized appreciation of $3,746,364 for the quarter ended March 31, 2000, on its remaining investment of 461,091 shares. As of March 31, 2001, the market value of the Partnership's investment was $3,804,001 ($8.25 per share) as compared to a carrying value at December 31, 2000 of $4,236,274 ($9.1875 per share). The Partnership recognized unrealized depreciation of $432,273 for the quarter ended March 31, 2001.

      At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of this date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. In March 2000 the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the three months ended March 31, 2000 of $1,246,957. At March 31, 2000, the market value of Repligen was $9.625 per share and the Partnership recognized unrealized appreciation for the quarter then ended of $1,786,857 on its remaining investment of 285,700 shares. As of March 31, 2001, the market value of Repligen was $2.875 per share as compared to a carrying value of $3.375 per share as of December 31, 2000. The Partnership recognized unrealized depreciation of $142,850 for the quarter ended March 31, 2001.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 3 CONTINUED)

      In March 2000, the Partnership sold its investment of 7,293 shares of Alkermes, Inc. ("Alkermes") for proceeds of $1,372,515 ($188.20 per share). The carrying value of the shares was $358,269 ($49.125 per share) and, accordingly, the Partnership recognized a gain from the sale of $1,014,246 for the three months ended March 31, 2000.

4.    RELATED PARTY TRANSACTIONS

      The General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership.

      The money market fund invested in by the Partnership is managed by an affiliate of UBS PaineWebber Inc. ("PWI").

      PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for uSe in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of March 31, 2001 the Partnership is carrying these investments at zero.

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of March 31, 2001, the Partnership had exercised all of its warrants.

6.     INCOME TAXES

      The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive shares of realized income or loss on their respective federal and state income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital decreased from $5.7 million at December 31, 2000 to $5.1 million at March 31, 2001, resulting from the recognition of a net loss of $0.6 million for the three months ended March 31, 2001 (as discussed in the Results of Operations below).

      The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $5.7 million at December 31, 2000 to $5.1 million at March 31, 2001. The unfavorable change of $0.6 million resulted from a decrease in the market values of marketable securities held as of these dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2000:

      Net income (loss) for the quarters ended March 31, 2001 and 2000 was $(0.6) million and $15.0 million, respectively, resulting primarily from net revenues of these amounts.

      The decrease in net revenues resulted from decreases in realized gains on sales of marketable securities of $9.5 million and an unfavorable change in unrealized appreciation of marketable securities of $6.1 million. During the quarter ended March 31, 2000, the Partnership recognized a gain from the sale of marketable securities of $9.5 million. The Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million. In March 2000, the Partnership sold 7,293 shares of Alkermes for $188.20 per share (as compared to a carrying value at December 1, 1999 of $49.125 per share) and recognized a gain of $1.0 million.

      The Partnership recognized unrealized (depreciation) appreciation of $(0.6) million and $5.5 million for the quarters ended March 31, 2001 and 2000, respectively, The market value of GMO at March 31, 2001 was $8.25 per share as compared to a carrying value of $9.1875 per share as of December 31, 2000. The Partnership recognized unrealized depreciation of $0.4 million on its investment of 0.461 shares. The market value of Repligen decreased from $3.375 per share at December 31, 2000 to $2.875 per share at March 31, 2001 resulting in unrealized depreciation of $0.2 million on an investment of 0.3 million shares. At March 31, 2000 the market value of GMO was $15.125 per share as compared to a carrying value of $7.00 per share at December 31, 1999. The Partnership recognized unrealized appreciation of $3.7 million on its investment of 0.461 million shares for the three months ended March 31, 2000. Also, as of this date, the market value of Repligen was $9.625 per share as compared to a weighted-average carrying value of $3.371 per share and the Partnership recognized unrealized appreciation of $1.8 million on its investment of 0.286 million shares.

      There were no material variances in expenses for the three months ended March 31, 2001 as compared to the same period in 2000.

                            PART II OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

            A)   EXHIBITS:

                    None

            B)   REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2001.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:    /s/ Stephen R. Dyer
                         ----------------------------
                         Stephen R. Dyer
                         President



                  By:    /s/ Robert J. Chersi
                         ----------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer