Form 10-Q
period 2001-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2001-08-14
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
                        ( ) TRANSITION REPORT PURSUANT TO
                      SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                            -----------------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                            -----------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                  JUNE 30, 2001



                                Table of Contents


PART I.    FINANCIAL INFORMATION                                           Page

Item 1.    Financial Statements

           Statements of Financial Condition (unaudited) at June
           30, 2001 and December 31, 2000                                    2

           Statements of Operations
           (unaudited) for the three months and six months ended
           June 30, 2001 and 2000                                            3

           Statement of Changes in Partners' Capital (Deficit)
           (unaudited) for the six months ended June 30, 2001                4

           Statements of Cash Flows
           (unaudited) for the six months ended June 30, 2001 and
           2000                                                              5

           Notes to Financial Statements
           (unaudited)                                                      6-9


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-11


PART II.   OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                 12

           Signatures                                                       13


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                       PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         -------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                    June 30,     December 31,
                                                        2001             2000
-----------------------------------------------------------------------------
Assets:

      Marketable securities, at market value      $7,374,487       $5,743,455
                                                  ==========       ==========


Liabilities and partners' capital:

      Accrued liabilities                         $   57,885       $   86,190

      Partners' capital                            7,316,602        5,657,265

                                                  ----------       ----------
Total liabilities and partners' capital           $7,374,487       $5,743,455
                                                  ==========       ==========

-----------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,                                              2001                  2000
-----------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                                    $      5,266          $    161,987
      Unrealized  appreciation(depreciation) of marketable securities       2,308,074            (1,531,673)
                                                                         ------------          ------------
                                                                            2,313,340            (1,369,686)
                                                                         ------------          ------------
Expenses:
      General and administrative costs                                         43,631                44,400
                                                                         ------------          ------------

Net income (loss)                                                        $  2,269,709          $ (1,414,086)
                                                                         ============          ============

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                           $      44.94          $     (28.00)
      General partner                                                    $  22,697.09          $ (14,140.86)


===========================================================================================================

For the six months ended June 30,                                                2001                  2000
-----------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                                    $     12,050          $    194,924
      Realized gain on sales of marketable securities                            --               9,465,802
      Unrealized  appreciation of marketable securities                     1,732,951             4,001,548
                                                                         ------------          ------------
                                                                            1,745,001            13,662,274
                                                                         ------------          ------------
Expenses:
      General and administrative costs                                         85,664                80,924
                                                                         ------------          ------------

Net income                                                               $  1,659,337          $ 13,581,350
                                                                         ============          ============
Net income per partnership unit:
      Limited partners (based on 50,000 units)                           $      32.85          $     268.91
      General partner                                                    $  16,593.37          $ 135,813.50

-----------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

                                                    Limited          General
For the six months ended June 30, 2001             Partners          Partner            Total
------------------------------------------------------------------------------------------------
Balance at January 1, 2001                        $ 7,155,257      $(1,497,992)      $ 5,657,265

Net income                                          1,642,744           16,593         1,659,337
                                                  -----------      -----------       -----------

Balance at June 30, 2001                          $ 8,798,001      $(1,481,399)      $ 7,316,602
                                                  ===========      ===========       ===========


------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30                            2001           2000
-------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                          $  1,659,337   $ 13,581,350
Adjustments to reconcile net income  to
  cash provided by operating activities:
  Unrealized appreciation of marketable securities    (1,732,951)    (4,001,548)

Decrease  in operating asset:
  Marketable securities                                  101,919      2,066,673

Increase in operating liabilities:
  Accrued liabilities                                    (28,305)        26,353
                                                    ------------   ------------
Cash provided by  operating activities                      --       11,672,828
                                                    ------------   ------------

Cash flows from financing activities:
  Distributions to partners                                 --      (11,672,828)

Cash at beginning of period                                 --             --
                                                    ------------   ------------

Cash at end of period                               $       --     $       --
                                                    ============   ============

-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended June 30, 2001 and 2000.

-------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

         The financial information as of June 30, 2001, and for the periods ended June 30, 2001 and 2000 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2001, are not necessarily indicative of results to be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2000 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2001.

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


----------
1 On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

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

                                                                             LIMITED    GENERAL
                                                                            PARTNERS    PARTNER
     I.   Until the value of the aggregate distributions for
          each limited partnership unit ("Unit") equals
          $1,000 plus simple interest on such amount accrued
          at 5% per annum ("Contribution Payout"). At June
          30, 2001, Contribution Payout was $1,500 per Unit..............      99%         1%

    II.   After Contribution Payout and until the value of
          the aggregate distributions for each Unit equals
          $5,000 ("Final Payout")........................................      80%        20%

   III.   After Final Payout.............................................      75%        25%


      For the three months and six months ended June 30, 2001, the Partnership made no cash distributions. At June 30, 2001, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit have exceeded Contribution Payout.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2001, the cumulative profits of the Partnership were $895 per Unit.

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

3.    MARKETABLE SECURITIES

      The Partnership held the following marketable securities at:

                                     JUNE 30, 2001          DECEMBER 31, 2000
                               -----------------------   -----------------------
                                CARRYING                  CARRYING
                                  VALUE        COST         VALUE        COST
                               ----------   ----------   ----------   ----------
Money market fund              $  441,025   $  441,025   $  542,944   $  542,944

Genzyme Molecular Oncology
   (461,091 common shares)      6,247,783      646,609    4,236,274      646,609

Repligen Corporation
   (285,700 common shares)        685,679      901,433      964,237      901,433
                               ----------   ----------   ----------   ----------
                               $7,374,487   $1,989,067   $5,743,455   $2,090,986
                               ==========   ==========   ==========   ==========


      As of June 30, 2000, the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599 for the six months then ended. At June 30, 2000 and March 31, 2000, the market value of GMO was $13.875 and $15.125 per share, respectively. The Partnership recognized unrealized (depreciation) appreciation of $(576,364) and $3,170,000 for the three months and six months ended June 30, 2000, respectively. As of June 30, 2001 and March 31, 2001, the market value of the Partnership's investment was $6,247,783 ($13.55 per share), and $3,804,001 ($8.25 per share), respectively, as compared to a carrying value at December 31, 2000 of $4,236,274 ($9.1875 per share). The Partnership recognized unrealized appreciation of $2,443,782 and $2,011,509 for the three months and six months ended June 30, 2001, respectively.

      At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of this date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. In March 2000 the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the six months ended June 30, 2000 of $1,246,957. At June 30, 2000 and March 31, 2000, the market value of Repligen was $6.28125 per share and $9.625 per share, respectively. The Partnership recognized unrealized (depreciation) appreciation for the three months and six months ended June 30, 2000 on its remaining investment of 285,700 shares of $(955,309) and $831,548, respectively. As of June 30, 2001 and March 31, 2001, the market value of Repligen was $2.40 and $2.875 per share as compared to a carrying

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 3 CONTINUED)

value of $3.375 per share as of December 31, 2000. The Partnership recognized unrealized depreciation for the three months and six months ended June 30, 2001 of $135,708 and $278,558, respectively.

      In March 2000, the Partnership sold its investment of 7,293 shares of Alkermes, Inc. ("Alkermes") for proceeds of $1,372,515 ($188.20 per share). The carrying value of the shares was $358,269 ($49.125 per share) and, accordingly, the Partnership recognized a gain from the sale of $1,014,246 for the six months ended June 30, 2000.


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


5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of June 30, 2001 the Partnership is carrying these investments at zero.


      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of June 30, 2001, the Partnership had exercised all of its warrants.


6.     INCOME TAXES

      The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $5.7 million at December 31, 2000 to $7.3 million at June 30, 2001 resulting from the recognition of net income of $1.6 million for the six months ended June 30, 2001 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets increased from $5.7 million at December 31, 2000 to $7.4 million at June 30, 2001 resulting from an increase in the market values of marketable securities held as of these dates.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 2000:
-------------------------------------------------------------

         Net income (loss) for the quarters ended June 30, 2001 and 2000 was $2.3 million and $(1.4) million, respectively, resulting primarily from net revenues of these amounts.

         Net revenues increased as a result of a favorable change in unrealized appreciation of marketable securities of $3.8 million. The market value of GMO at June 30, 2001 was $13.55 per share as compared to a carrying value of $8.25 per share as of March 31, 2001. The Partnership recognized unrealized appreciation of $2.4 million on its investment of 0.461 shares. The market value of Repligen decreased from $2.875 per share at March 31, 2001 to $2.40 per share at June 30, 2001 resulting in unrealized depreciation of $0.1 million on an investment of 0.285 shares. At June 30, 2000 the market value of GMO was $13.875 per share as compared to a carrying value of $15.125 per share at March 31, 2000. The Partnership recognized unrealized depreciation of $0.6 million on its investment of 0.461 million shares for the quarter ended June 30, 2000. Also, as of this date, the market value of Repligen was $6.28125 per share as compared to March 31, 2000 carrying value of $9.625 per share. The Partnership recognized unrealized depreciation of $0.9 million on its investment of 0.285 million shares.

         There were no material variances in expenses for the three months ended June 30, 2001 as compared to the same period in 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000:
------------------------------------------------------------------------------

         Net income for the six months ended June 30, 2001 and 2000 decreased from $13.6 million to $1.7 million resulting from a decrease in net revenues of these amounts.

         Net revenues decreased by $11.9 million resulting primarily from decreases in realized gains on sales of marketable securities of $9.5 million and an unfavorable change in unrealized appreciation of marketable securities of $2.3 million. During the six months ended June 30, 2000, the Partnership sold
0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million. The Partnership exercised its warrant for 7,293 shares of Alkermes at $5.00 per share bringing the carrying value to $49.124 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million. Unrealized appreciation of marketable securities for the six months ended June 30, 2001 and 2000 was $1.7 million and $4.0 million, respectively. The market value of GMO at June 30, 2001 was $13.55 per share as compared to a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

carrying value of $9.1875 per share as of December 31, 2000. The Partnership recognized unrealized appreciation of $2.0 million on its investment of 0.461 shares. The market value of Repligen decreased from $3.375 per share at December 31, 2000 to $2.40 per share at June 30, 2001 resulting in unrealized depreciation of $0.3 million on an investment of 0.285 shares. At June 30, 2000, the market value of GMO was $13.875 per share as compared to a carrying value of $7.00 per share at December 31, 1999. The Partnership recognized unrealized appreciation of $3.2 million on its investment of 0.461 million shares for the six months ended June 30, 2000. Also, as of this date, the market value of Repligen was $6.28125 per share as compared to a weighted average carrying value of $3.37069 per share at December 31, 1999. Thus, the Partnership recognized unrealized appreciation of $0.8 million on its investment of 0.285 million shares.

                            PART II OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
------     ---------------------------------

           A)   EXHIBITS:

                None

           B)   REPORTS ON FORM 8-K:

                None

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2001.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By: PaineWebber Development Corporation
                      (General Partner)



                  By: /s/ Stephen R. Dyer
                      ------------------------------
                      Stephen R. Dyer
                      President



                  By: /s/ Robert J. Chersi
                      ------------------------------
                      Robert J. Chersi
                      Principal Financial and Accounting Officer