Form 10-Q
period 2001-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2001-11-14
CIK 865936

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                              --------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No  [_]

                              --------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 2001


                                Table of Contents


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at
         September 30, 2001 and December 31, 2000                             2

         Statements of Operations
         (unaudited) for the three months and nine months
         ended September 30, 2001 and 2000                                    3

         Statement of Changes in Partners' Capital (Deficit)
         (unaudited) for the nine months ended September
         30, 2001                                                             4

         Statements of Cash Flows
         (unaudited) for the nine months ended September
         30, 2001 and 2000                                                    5

         Notes to Financial Statements
         (unaudited)                                                        6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12

         Signatures                                                          13

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                SEPTEMBER 30,       DECEMBER 31,
                                                         2001               2000
--------------------------------------------------------------------------------
 Assets:

     Marketable securities, at market value     $ 4,544,195         $ 5,743,455

                                                -----------         -----------
Total assets                                    $ 4,544,195         $ 5,743,455
                                                ===========         ===========

Liabilities and partners' capital:

     Accrued liabilities                        $    73,452         $    86,190

     Partners' capital                            4,470,743           5,657,265

                                                -----------         -----------
Total liabilities and partners' capital         $ 4,544,195         $ 5,743,455
                                                ===========         ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,               2001               2000
--------------------------------------------------------------------------------
Revenues:
     Interest income                            $     3,843        $     8,684
     Unrealized (depreciation) appreciation
       of marketable securities                  (2,805,750)           241,059
                                                -----------        -----------
                                                 (2,801,907)           249,743
                                                -----------        -----------
Expenses:
     General and administrative costs                43,952             42,558
                                                -----------        -----------

Net income (loss)                               $(2,845,859)       $   207,185
                                                ===========        ===========

Net income (loss) per partnership unit:
     Limited partners (based on 50,000 units)   $       (56)       $         4
     General partner                            $   (28,459)       $     2,072


================================================================================


For the nine months ended September 30,                2001               2000
--------------------------------------------------------------------------------
Revenues:
     Interest income                            $    15,893        $   203,608
     Unrealized (depreciation) appreciation
       of marketable securities                  (1,072,799)         4,242,607
     Realized gain on sale of marketable
       securities                                        --          9,465,802
                                                -----------        -----------
                                                 (1,056,906)        13,912,017
                                                -----------        -----------
Expenses:
     General and administrative costs               129,616            123,482
                                                -----------        -----------

Net income (loss)                               $(1,186,522)       $13,788,535
                                                ===========        ===========

Net income (loss) per partnership unit:
     Limited partners (based on 50,000 units)   $       (23)       $       273
     General partner                            $   (11,865)       $   137,885

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

                                                LIMITED         GENERAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001    PARTNERS        PARTNER         TOTAL
----------------------------------------------------------------------------------------------
Balance at January 1, 2001                      $ 7,155,257     $(1,497,992)    $ 5,657,265

Net loss                                         (1,174,657)        (11,865)     (1,186,522)

                                                -----------     -----------     -----------
Balance at September 30, 2001                   $ 5,980,600     $(1,509,857)    $ 4,470,743
                                                ===========     ===========     ===========

----------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                2001               2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income  (loss)                              $ (1,186,522)     $ 13,788,535
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Unrealized depreciation (appreciation)
    of marketable securities                       1,072,799        (4,242,607)

Decrease  in operating assets:
  Marketable securities                              126,461         2,155,528

Decrease in operating liabilities:
  Accrued liabilities                                (12,738)          (28,628)
                                                ------------      ------------
Cash provided by operating activities                     --        11,672,828
                                                ------------      ------------

Cash flows from financing activities:
     Distributions to partners                            --       (11,672,828)
                                                ------------      ------------

Cash at beginning of period                               --                --
                                                ------------      ------------

Cash at end of period                           $         --      $         --
                                                ============      ============


--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 2001 and 2000.
--------------------------------------------------------------------------------
See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of September 30, 2001, and for the periods ended September 30, 2001 and 2000 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2001, are not necessarily indicative of results to be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2000 and the previously issued quarterly report on Form 10-Q for the quarter ended June 30, 2001.

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

------------------------
1    On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

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

                                                                                   LIMITED       GENERAL
                                                                                   PARTNERS      PARTNER
                                                                                   --------      -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout"). At September
         30, 2001, Contribution Payout was $1,512 per Unit .....................      99%            1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout") ............      80%           20%

   III.  After Final Payout.....................................................      75%           25%


         For the three months and nine months ended September 30, 2001, the Partnership made no cash distributions. At September 30, 2001, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2001, the cumulative profits of the Partnership were $839 per Unit.

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

3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                                    SEPTEMBER 30, 2001                    DECEMBER 31, 2000
                                             ---------------------------------    ---------------------------------
                                               CARRYING                             CARRYING
                                                 VALUE              COST              VALUE             COST
                                                 -----              ----              -----             ----
Money market fund                             $   416,483       $    416,483       $   542,944       $   542,944

Genzyme Molecular Oncology
   (461,091 common shares)                      3,573,455            646,609         4,236,274           646,609

Repligen Corporation                              554,257            901,433           964,237           901,433
   (285,700 common shares)                    -----------       ------------       -----------       -----------
                                              $ 4,544,195       $  1,964,525       $ 5,743,455       $ 2,090,986
                                              ===========       ============       ===========       ===========


         As of June 30, 2000, the Partnership sold 252,000 shares of Genzyme Molecular Oncology ("GMO") for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, accordingly, the Partnership recognized a gain from the sale of $7,204,599 for the nine months then ended. At September 30, 2000 and June 30, 2000, the market value of GMO was $13.875 per share. The Partnership recognized unrealized appreciation on its remaining investment of 461,091 shares of $3,170,000 for the nine months ended September 30, 2000. As of September 30, 2001 and June 30, 2001, the market value of the Partnership's investment was $7.75 per share and $13.55 per share, respectively, as compared to a carrying value at December 31, 2000 of $9.1875 per share. The Partnership recognized unrealized depreciation of $2,674,328 and $662,819 for the three months and nine months ended September 30, 2001, respectively.

         At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen Corporation ("Repligen") at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of this date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. In March 2000 the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the nine months ended September 30, 2000 of $1,246,957. At September 30, 2000 and June 30, 2000, the market value of Repligen was $7.125 per share and $6.28125 per share, respectively. The Partnership recognized unrealized appreciation for the three months and nine months ended September 30, 2000 on its remaining investment of 285,700 shares of $241,059 and $1,072,606, respectively. As of September 30, 2001 and June 30, 2001, the market value of Repligen was $1.94 and $2.40 per share as compared to a

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 3 CONTINUED)

carrying value of $3.375 per share as of December 31, 2000. The Partnership recognized unrealized depreciation for the three months and nine months ended September 30, 2001 of $131,422 and $409,980, respectively.

         In March 2000, the Partnership sold its investment of 7,293 shares of Alkermes, Inc. ("Alkermes") for proceeds of $1,372,515 ($188.20 per share). The carrying value of the shares was $358,269 ($49.125 per share) and, accordingly, the Partnership recognized a gain from the sale of $1,014,246 for the nine months ended September 30, 2000.

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

5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of September 30, 2001 the Partnership is carrying these investments at zero.

         If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership has received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of September 30, 2001, the Partnership had exercised all of its warrants.

6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $5.7 million at December 31, 2000 to $4.5 million at September 30, 2001 resulting from the recognition of a net loss of $1.2 million for the nine months ended September 30, 2001 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $5.7 million at December 31, 2000 to $4.5 million at September 30, 2001 resulting primarily from a decrease in the market values of marketable securities held as of these dates.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Net income (loss) for the quarters ended September 30, 2001 and 2000 was $(2.8) million and $0.2 million, respectively, resulting primarily from net revenues of these amounts.

         Net revenues decreased as a result of an unfavorable change in unrealized appreciation (depreciation) of marketable securities of $3.0 million. The market value of GMO at September 30, 2001 was $7.75 per share as compared to a carrying value of $13.55 per share as of June 30, 2001. The Partnership recognized unrealized depreciation of $2.7 million on its investment of 0.461 million shares. The market value of Repligen decreased from $2.40 per share at June 30, 2001 to $1.94 per share at September 30, 2001 resulting in unrealized depreciation of $0.1 million on an investment of 0.285 million shares. As of September 30, 2000, the market value of Repligen was $7.125 per share as compared to June 30, 2000 carrying value of $6.28125 per share. The Partnership recognized unrealized apppreciation of $0.2 million on its investment of 0.285 million shares. The market value of GMO did not change from June 30, 2001 to September 30, 2001.

         There were no material variances in expenses for the three months ended September 30, 2001 as compared to the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Net income (loss) for the nine months ended September 30, 2001 and 2000 was $(1.2) million and $13.8 million.

         Net revenues decreased by $15.0 million resulting primarily from decreases in realized gains on sales of marketable securities of $9.5 million and an unfavorable change in unrealized appreciation (depreciation) of marketable securities of $5.3 million. During the nine months ended September 30, 2000, the Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million. The Partnership exercised its warrant for 7,293 shares of Alkermes at $5.00 per share bringing the carrying value to $49.124 per share and sold

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


the shares for $188.20 per share recognizing a gain of $1.0 million. Unrealized (depreciation) appreciation of marketable securities for the nine months ended September 30, 2001 and 2000 was $(1.1) million and $4.3 million, respectively. The market value of GMO at September 30, 2001 was $7.75 per share as compared to a carrying value of $9.1875 per share as of December 31, 2000. The Partnership recognized unrealized depreciation of $0.7 million on its investment of 0.461 million shares. The market value of Repligen decreased from $3.375 per share at December 31, 2000 to $1.94 per share at September 30, 2001 resulting in unrealized depreciation of $0.4 million on an investment of 0.285 million shares. At September 30, 2000, the market value of GMO was $13.875 per share as compared to a carrying value of $7.00 per share at December 31, 1999. The Partnership recognized unrealized appreciation of $3.2 million on its investment of 0.461 million shares for the nine months ended September 30, 2000. Also, as of this date, the market value of Repligen was $7.125 per share as compared to a weighted average carrying value of $3.37069 per share at December 31, 1999. Thus, the Partnership recognized unrealized appreciation of $1.1 million on its investment of 0.285 million shares.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       EXHIBITS:

                  None

         b)       REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2001.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:   PaineWebber Development Corporation
                        (General Partner)



                  By:   /s/ Stephen R. Dyer
                        -----------------------------------
                        Stephen R. Dyer
                        President



                  By:   /s/ Robert J. Chersi
                        -----------------------------------
                        Robert J. Chersi
                        Principal Financial and Accounting Officer