Form 10-K405
period 2001-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2002-04-01
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                       ----------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                       ----------------------------------

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

                                     PART I



ITEM 1.  BUSINESS.
-------  ---------

         PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG")),(1) is the general partner and manager of the Partnership. The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.

         As of December 31, 2001, the Partnership had ongoing Projects with Alkermes, Inc. and Cephalon, Inc. (See Exhibit A, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to the investments in Projects, as of December 31, 2001, the Partnership owned marketable securities as described in Note 3 of the "Notes to Financial Statements" included in this filing on Form 10-K.

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





------------------------
(1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

(ITEM 1 CONTINUED)

         DISTRIBUTIONS

         The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively the "Partners"). All distributions to the Limited Partners have been made pro rata in accordance with their individual capital contributions.


                                                              Limited    General
                                                              Partners   Partner
                                                              --------   -------

         I.   Until the value of the aggregate distributions
              for each limited partnership unit ("Unit")
              equals $1,000 plus simple interest on such
              amount accrued at 5% per annum ("Contribution
              Payout") .....................................     99%         1%

         II.  After Contribution Payout and until the value
              of the aggregate distributions for each Unit
              equals $5,000 ("Final Payout") ...............     80%        20%

        III.  After Final Payout ...........................     75%        25%


         During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2001. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

PROFIT AND LOSS ALLOCATION

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2001, the cumulative profits of the Partnership were $843 per Unit.

OTHER

         At December 31, 2001, the Partnership had no employees, and PWDC, the General Partner, had no employees other than its executive officers (see Item
10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.


ITEM 2.  PROPERTIES.
-------  -----------

         The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

         There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 2001, there were 4,619 Limited Partners.

         The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. During the year ended December 31, 2001, the Partnership made no distributions to the Partners. During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per
Unit: $1,672,828 to the General Partner). During the year ended December 31, 1999, the Partnership made a cash distribution to the Partners of $7,070,707 ($140 per Unit; $70,707 to the General Partner).


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------  ---------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital of $5.7 million at December 31, 2000, decreased to $4.7 million at December 31, 2001, resulting from the Partnership's recognition of a net loss of $1.0 million (as discussed in Results of Operations below).

         The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets decreased from $5.7 million at December 31, 2000 to $4.8 million at December 31, 2001. The change of $0.9 million resulted primarily from decreases in the market values of marketable securities held as of these dates. The balance of the liquid assets at December 31, 2001, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000:

         Net income (loss) for the years ended December 31, 2001 and 2000 was $(1.0) million and $10.6 million, respectively. The unfavorable change of $11.6 million resulted from a decrease in revenues of this amount.

         Net revenues for the year ended December 31, 2001 were $(0.8) million as compared to $10.7 million for this same period in 2000. The decrease was due primarily to an unfavorable change in unrealized appreciation of marketable securities of $1.8 million and a decrease in unrealized gain on sale of marketable securities of $9.5 million. Unrealized (depreciation) appreciation for the years ended December 31, 2001 and 2000 were $(0.8) million and $1.0 million, respectively. At December 31, 2001,

(ITEM 7 CONTINUED)

the Partnership's investment in 0.461 million shares of Genzyme Molecular Oncology ("GMO") had a market value of $3.7 million ($8.00 per share). As of December 31, 2000, the market value of the GMO shares was $4.2 million ($9.1875 per share) resulting in the recognition of unrealized depreciation of $0.5 million for the year ended December 31, 2001. The market value of the Partnership's investment in Repligen Corporation ("Repligen") of 0.286 million shares decreased from $1.0 million ($3.375 per share) at December 31, 2000 to $0.7 million ($2.43 per share) resulting in unrealized depreciation of $0.3 million for the year ended December 31, 2001. The market value of GMO increased from $7.00 per share as of December 31, 1999 to $9.1875 per share as of December 31, 2000 resulting in the recognition of unrealized appreciation of $1.0 million for the year ended December 31, 2000. Also, for the year ended December 31, 2000, the Partnership recognized gains from sales of marketable securities of $9.5 million. The Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million for the year ended December 31, 2000. The Partnership exercised its warrant for 7,293 shares of Alkermes, Inc. ("Alkermes"), (recorded at its intrinsic value as of December 31, 1999 of $44.125 per share) at $5.00 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million for the year ended December 31, 2000.

         There were no material variances in expenses for the year ended December 31, 2001 as compared to this same period in 2000.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999:

         Net income for the years ended December 31, 2000 and 1999 was $10.6 million and $4.8 million, respectively. The increase of $5.8 million resulted from an increase in revenues of this amount.

         Net revenues for the year ended December 31, 2000 were $10.7 million as compared to $4.9 million for this same period in 1999. The increase was due primarily to an increase in net realized gain on sale of marketable securities of $7.8 million offset by an unfavorable change in unrealized appreciation of $2.1 million. Realized gain on sale of marketable securities for the year ended December 31, 2000 was $9.5 million (See year ended December 31, 2001 compared to the year ended December 31, 2000). During the year ended December 31, 1999, the Partnership recognized a net gain from the sale of marketable securities of $1.7 million resulting primarily from its investments in Pharming Group N.V. ("Pharming") and Medarex, Inc. ("Medarex"). The sale of Pharming shares (with a carrying value of $1.3 million) for proceeds of $0.8 million resulted in a loss of $0.5 million for this period. In addition, the Partnership recognized a gain of $2.1 million from its sale of Medarex for proceeds of $4.3 million as compared to a carrying value at December 31, 1998 of $2.2 million. Unrealized appreciation of marketable securities for the year ended December 31, 2000 was $1.0 million resulting from the Partnership's investments of 0.461 million shares of GMO. The market value of GMO increased from $7.00 per share as of December 31, 1999 to $9.1875 per share as of December 31, 2000. For the year ended December 31, 1999, the Partnership recognized unrealized appreciation of $2.7 million on its investment of 0.713 million shares of GMO resulting from the increase in its market value of $3.25 per share at December 31, 1998 to $7.00 per share as of December 31, 1999. In addition, the Partnership had a warrant to purchase 7,293 shares of Alkermes at an exercise price of $5.00 per share. At December 31, 1999 the market value of Alkermes was $49.125 per share. Accordingly, the Partnership recorded the warrant at the intrinisc value of $44.125 per share and recognized unrealized appreciation of $0.4 million for the year then ended.

(ITEM 7 CONTINUED)

         There were no material variances in expenses for the year ended December 31, 2000 as compared to the same period in 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The information in response to this item may be found under the following captions included in this filing on Form 10-K:

             Report of Independent Auditors (Page F-4)
             Statements of Financial Condition (Page F-5)
             Statements of Operations (Page F-6)
             Statements of Changes in Partners' Capital (Page F-6) Statements of Cash Flows (Page F-7)
             Notes to Financial Statements (Pages F-8 to F-12)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-------  ---------------------------------------------------------------

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

         The Registrant has no directors or executive officers. The Registrant is managed by PWDC, which is the General Partner of the Partnership.

         Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2001:


NAME                                 AGE             POSITION AND DATE APPOINTED
----                                 ---             ---------------------------
DIRECTORS
     Robert J. Chersi                 40             Director since March 2001
     Jerome T. Fadden (1)             44             Director since March 2001
     Stephen R. Dyer                  42             Director since April 1999

EXECUTIVE OFFICERS
     Stephen R. Dyer                  42             President since March 2001
     Rosemarie Albergo                44             Treasurer since March 2001
     Geraldine L. Banyai              60             Secretary since June 1999

         The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(1)  Effective March 2002, Jerome Fadden resigned his position as director.

(ITEM 10 CONTINUED)

DIRECTORS

         ROBERT J. CHERSI is the Executive Vice President, Chief Financial Officer, Treasurer and Controller of PWI. He served most recently (prior to the UBS AG merger) as Senior Vice President and Controller of PWI. Mr. Chersi joined PaineWebber in 1995 following the Kidder, Peabody & Co. Incorporated ("Kidder") acquisition. Previous to his employment with Kidder, Mr. Chersi worked for the accounting firm KPMG Peat Marwick from 1983-1988 serving banking and brokerage industry clients. Mr. Chersi is a Certified Public Accountant and earned a Bachelor of Business Administration in Accounting from Pace University where he graduated summa cum laude in 1983.

         JEROME T. FADDEN was Chief Financial Officer or PWG from 1999 to 2001. Prior to joing PWG, Mr. Fadden was Chief Financial Officer of Equus Reinsurance Company. He received his Bachelor of Arts degree from Stanford University and a Masters of Business Administration from Harvard University.

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

EXECUTIVE OFFICERS

         STEPHEN R. DYER, President, see "Directors" above.

         ROSEMARIE ALBERGO is a First Vice President of PWI. Prior to joining PWI in 1983, Mr. Albergo was employed at KPMG Peat Marwick. She received her Bachelor of Business Administration from Pace University and is a Certified Public Accountant.

         GERALDINE L. BANYAI, Secretary, joined PWI in June 1993 as Assistant Secretary of PWI and was elected Secretary in March, 1999. Ms. Banyai was elected Divisional Vice President in April 1996 and Corporate Vice President in April 1997. In November 1996, Ms. Banyai was elected Assistant Secretary of PWG. Prior to joining PWI, Ms. Banyai was employed by the Philadelphia Savings Fund Society ("PSFS") in Philadelphia for 35 years and served as Vice President and Corporate Secretary of PSFS and 28 of its subsidiaries.

ITEM 11. EXECUTIVE COMPENSATION.
-------- -----------------------

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

         There are no investors known to the Partnership to be beneficial owners at March 1, 2002 of more than five percent of the Registrant's Units. No member of management of PWDC had any beneficial interest in the Registrant's Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------

         Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-12 included in this filing on Form 10-K.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------- -----------------------------------------------------------------


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

REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2002.

         PAINEWEBBER R&D PARTNERS III, L.P.

         By:  PaineWebber Development Corporation
                (General Partner)

         By:  /s/ Stephen R. Dyer
              ------------------------------------------
              Stephen R. Dyer
              President and Principal Executive Officer

         By:  /s/ Robert J. Chersi
              ------------------------------------------
              Robert J. Chersi
              Principal Financial and Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 1st day of April 2002.


         /s/ Stephen R. Dyer
         -----------------------------------------------
         Stephen R. Dyer...
         President (principal executive officer) and Director


         /s/ Robert J. Chersi
         -----------------------------------------------
         Robert J. Chersi
         Principal Financial and Accounting Officer and Director





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
                        (A DELAWARE LIMITED PARTNERSHIP)



                          INDEX TO FINANCIAL STATEMENTS



DESCRIPTION                                                          PAGE
-----------                                                          ----

Index to Financial Statements                                        F-1

Selected Financial Data                                              F-2

Quarterly Financial Information (Unaudited)                          F-3

Report of Independent Auditors                                       F-4

Statements of Financial Condition,
    at December 31, 2001 and 2000                                    F-5

Statements of Operations,
    for the years ended December 31, 2001, 2000 and 1999             F-6

Statements of Changes in Partners' Capital (Deficit),
    for the years ended December 31, 2001, 2000 and 1999             F-6

Statements of Cash Flows,
    for the years ended December 31, 2001, 2000 and 1999             F-7

Notes to Financial Statements                                        F-8 to F-12





All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,                   2001               2000              1999                1998               1997

------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                            $     (798,940)  $    10,710,670      $   4,926,324      $   (1,331,137)     $    6,351,971
   Net income (loss)                   $     (966,353)  $    10,543,808      $   4,762,147      $   (1,500,762)     $    5,930,581

Net income (loss) per partnership interest (A):

   Limited partners                    $       (19.13)  $        208.77      $       94.29      $       (29.72)     $       117.43
   General partner                     $    (9,663.53)  $    105,438.08      $   47,621.47      $   (15,007.62)     $    59,305.81


Financial Condition:

   Total assets                        $    4,783,593   $     5,743,455      $   6,866,129      $    9,169,050      $   10,675,272
   Partners' capital                   $    4,690,912   $     5,657,265      $   6,786,285      $    9,094,845      $   10,595,607

Distributions to partners:
   Cash                                $            -   $    11,672,828      $   7,070,707      $            -      $   27,777,777

------------------------------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                                          Net Income (Loss)
                                           Net Income                  Per Partnership Unit (A)
                                                              -----------------------------------------
                          Revenues           (Loss)           Limited Partners          General Partner
----------------------------------------------------------------------------------------------------------------
 Calendar 2001

 4th Quarter             $   257,966       $   220,169        $   4.37                  $  2,201.69

 3rd Quarter              (2,801,907)       (2,845,859)         (56.35)                  (28,458.59)

 2nd Quarter               2,313,340         2,269,709           44.94                    22,697.09

 1st Quarter                (568,339)         (610,372)         (12.09)                   (6,103.72)

----------------------------------------------------------------------------------------------------------------

 Calendar 2000

 4th Quarter             $(3,201,347)      $(3,244,727)       $ (64.24)                 $(32,447.27)

 3rd Quarter                 249,743           207,185            4.10                     2,071.85

 2nd Quarter              (1,369,686)       (1,414,086)         (28.00)                  (14,140.86)

 1st Quarter              15,031,960        14,995,436          296.91                   149,954.36

----------------------------------------------------------------------------------------------------------------

 Calendar 1999

 4th Quarter             $ 1,292,891       $ 1,265,494        $  25.05                  $ 12,654.94

 3rd Quarter               3,568,742         3,523,495           69.77                    35,234.95

 2nd Quarter                 (54,065)         (102,442)          (2.03)                   (1,024.42)

 1st Quarter                 118,756            75,600            1.50                       756.00

----------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of PaineWebber R&D Partners III, L.P.


We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP
-----------------------------
Ernst & Young LLP

New York, New York
March 15, 2002

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

                                                      December 31,  December 31,
                                                             2001          2000
--------------------------------------------------------------------------------
Asset:

      Marketable securities, at market value          $ 4,783,593   $ 5,743,455
                                                      ===========   ===========


Liabilities and partners' capital:

      Accrued liabilities                             $    92,681   $    86,190

      Partners' capital                                 4,690,912     5,657,265

                                                      -----------   -----------

Total liabilities and partners' capital               $ 4,783,593   $ 5,743,455
                                                      ===========   ===========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF OPERATIONS
For the years ended December 31,                                     2001                 2000                   1999
----------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                     $        18,593      $       211,215       $        149,437
      Income from product development projects                          -               23,785                      -
      Unrealized  (depreciation) appreciation of
       marketable securities and investments                     (817,533)           1,009,868              3,079,020
      Net realized gain on sale of marketable
        securities and investments                                      -            9,465,802              1,697,867
                                                            --------------       --------------        ---------------
                                                                 (798,940)          10,710,670              4,926,324
                                                            --------------       --------------        ---------------

Expenses:
      Expenditures under product development projects                   -                    -                  2,385
      General and administrative costs                            167,413              166,862                161,792
                                                            --------------       --------------        ---------------
                                                                  167,413              166,862                164,177
                                                            --------------       --------------        ---------------

Net income (loss)                                         $      (966,353)     $    10,543,808       $      4,762,147
                                                            ==============       ==============        ===============

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)            $        (19.13)     $        208.77       $          94.29
      General partner                                     $     (9,663.53)     $    105,438.08       $      47,621.47

----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                               Limited              General
For the years ended December 31, 2001, 2000 and 1999          Partners              Partner                Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                                $     9,002,361      $        92,484       $      9,094,845

Cash distributions to partners                                 (7,000,000)             (70,707)            (7,070,707)
Net income                                                      4,714,526               47,621              4,762,147
                                                            --------------       --------------        ---------------

Balance at December 31, 1999                                    6,716,887               69,398              6,786,285

Cash distributions to partners                                (10,000,000)          (1,672,828)           (11,672,828)
Net income                                                     10,438,370              105,438             10,543,808
                                                            --------------       --------------        ---------------

Balance at December 31, 2000                                    7,155,257           (1,497,992)             5,657,265
Net loss                                                         (956,690)              (9,663)              (966,353)
                                                            --------------       --------------        ---------------

Balance at December 31, 2001                              $     6,198,567      $    (1,507,655)      $      4,690,912
                                                            ==============       ==============        ===============

----------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS


For the years ended December 31,                                     2001                 2000                   1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                         $      (966,353)     $    10,543,808       $      4,762,147
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized depreciation (appreciation)
   of marketable securities and investments                       817,533           (1,009,868)            (3,079,020)

Decrease  in operating assets:
  Marketable securities                                           142,329            2,113,143              5,379,556
  Advances to product development projects                              -               19,399                  2,385
  Royalty income receivable                                             -                    -                      -

Increase  in operating liabilities:
  Accrued liabilities                                               6,491                6,346                  5,639
                                                            --------------       --------------        ---------------
Cash provided by  operating activities                                 (0)          11,672,828              7,070,707
                                                            --------------       --------------        ---------------

Cash flows from financing activities:
  Distributions to partners                                             -          (11,672,828)            (7,070,707)
                                                            --------------       --------------        ---------------

Decrease in cash                                                       (0)                   -                      -

Cash at beginning of period                                             -                    -                      -
                                                            --------------       --------------        ---------------

Cash at end of period                                     $            (0)     $             -       $              -
                                                            ==============       ==============        ===============

----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended
December 31, 2001, 2000 and 1999.
----------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS

         PaineWebber R&D Partners III, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG"))(1) is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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





------------------------
(1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

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


                                                            LIMITED      GENERAL
                                                            PARTNERS     PARTNER
                                                            --------     -------

         I.   Until the value of the aggregate distributions
              for each limited partnership unit ("Unit")
              equals $1,000 plus simple interest on such 1%
              amount accrued at 5% per annum ("Contribution
              Payout") .....................................    99%          1%

         II.  After Contribution Payout and until the value
              of the aggregate distributions for each Unit
              equals $5,000 ("Final Payout") ...............    80%         20%

         III. After Final Payout ...........................    75%         25%


During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2001. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2001, the cumulative profits of the Partnership were $843 per Unit.

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

3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                        DECEMBER 31, 2001                    DECEMBER 31, 2000
                                      ----------------------               --------------------
                                       CARRYING                             CARRYING
                                        VALUE           COST                 VALUE         COST
                                        -----           ----                 -----         ----
Money market fund                      $   400,615      $   400,615          $  542,944    $  542,944

Genzyme Molecular Oncology
   (461,091 common shares)               3,688,728          646,609           4,236,274       646,609

Repligen Corporation
   (285,700 common shares)                 694,250          901,433             964,237       901,433
                                       -----------      -----------          ----------    ----------
                                       $ 4,783,593      $ 1,948,657          $5,743,455    $2,090,986
                                       ===========      ===========          ==========    ==========


         At December 31, 2001, the Partnership recorded its investment of 461,091 shares of Genzyme Molecular Oncology ("GMO") at a market value of $8.00 per share as compared to a market value as of December 31, 2000 of $9.1875 per share. Accordingly, the Partnership recognized unrealized depreciation of $547,546 for the year ended December 31, 2001. During the year ended December 31, 2000, the Partnership sold 252,000 shares of GMO for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, thus, recognized a gain from the sale of $7,204,599. The Partnership recorded its remaining investment of 461,091 shares at a market value of $9.1875 per share as of December 31, 2000 as compared to a market value of $7.00 per share at December 31, 1999. For the year ended December 31, 2000 the Partnership recognized unrealized appreciation of $1,008,637 for the year then ended. The market value of GMO as of December 31, 1998 was $3.25 per share. For the year ended December 31, 1999 the Partnership recognized unrealized appreciation on its investment of 713,091 shares of $2,674,092.

         The Partnership's investment in Repligen Corporation ("Repligen") had a market value of $2.43 per share at December 31, 2001. The market value as of December 31, 2000 was $3.375 per share. The Partnership recognized unrealized depreciation of $269,987 for the year ended December 31, 2001. At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of that date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. During the year ended December 31, 2000, the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)

proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the year ended December 31, 2000 of $1,246,957.

         The Partnership owned a warrant to purchase 7,293 shares of Alkermes, Inc. ("Alkermes") at an exercise price of $5.00 per share. At December 31, 1999, the market value of Alkermes was $49.125 per share. As of this date, the Partnership recorded the warrant at its intrinsic value of $321,804 and recognized unrealized appreciation of this amount for the year then ended. During the year ended December 31, 2000, the Partnership exercised the warrant at an aggregate exercise price of $36,465 and sold the Alkermes shares for aggregate net proceeds of $1,372,515 ($188.20 per share). The Partnership recognized a gain from the sale of $1,014,246 for the year ended December 31, 2000.

         During the year ended December 31, 1999, the Partnership sold its shares of Medarex, Inc. ("Mederex') for aggregate proceeds of $4,304,067 (average price of $5.9538 per share). The carrying value of the shares at December 31, 1998, was $2,191,336 ($3.03125 per share). Accordingly, the Partnership recognized a gain upon the sale for the year ended December 31, 1999 of $2,112,731. Also, during the year ended December 31, 1999, the Partnership sold its investments in Biocompatibles International plc ("Biocompatibles"), Gensia Sicor, Inc. ("Gensia") and Pharming Group N.V. ("Pharming"). Upon the sale of Biocompatibles the Partnership received aggregate proceeds of $1,302,967 (average price of $1.60 per share) and recognized a gain for the year ended December 31, 1999 of $140,010. Aggregate proceeds from the sale of Gensia were $558,564 (average price of $4.05 per share) resulting in a loss for the year ended December 31, 1999 of $65,716. The sale of Pharming generated proceeds of $796,804 ($6.15 per share) which resulted in a loss of $489,159 for this same period.

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

         Pursuant to the terms of the Partnership Agreement, the General Partner is required to restore its deficit capital account, if any, by remitting cash equal to such amount to the Partnership.

5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Cereport(TM) (formerly known as RMP-7) for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 5 CONTINUED)

marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of December 31, 2001 the Partnership is carrying these investments at zero.

         If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of December 31, 2001, the Partnership had exercised all of its warrants.

6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

EXHIBIT A

PAINEWEBBER R&D PARTNERS III, L.P.                            2001 ANNUAL REPORT
--------------------------------------------------------------------------------


To Our Limited Partners:

PaineWebber R&D Partners III, L.P. (the "Partnership" or "R&D Partners III") was formed in 1991 to engage primarily in product development projects with technology and biotechnology companies. As of December 31, 2001, the Partnership has two remaining development investments: Alkermes Clinical Partners, L.P. and Cephalon Clinical Partners, L.P. The general partners of both partnerships continue to report that their products are under observation and they are unable to make any public announcements until information from their clinical trials can be fully reviewed. It is uncertain when the results of such trials will be completed or if the outcome will result in the sponsor companies exercising their options to purchase back the partnership interests. Depending upon the outcome of such trials, the Partnership may explore options as to proceed towards its termination.

Since its inception in 1991, R&D Partners III has distributed cash of $14,830 for every $10,000 investment in the Partnership through December 31, 2001. The last distribution was made in June 2000. Future distributions will depend upon the outcome of the program investments and the liquidation of securities held by the Partnership after payment of Partnership expenses. In addition to potential returns from the product development programs and equity investments, investors have received warrants from R&D Partners III allowing investors to purchase the common stock of certain sponsor companies at predetermined prices. The value of all distributed warrants has ranged from $980, as valued based on the respective dates of distribution, to $11,555 at peak, per $10,000 investment in R&D Partners III.

The Partnership continues to hold 461,091 shares of Genzyme Molecular Oncology ("GZMO") and 285,700 shares of Repligen Corporation ("RGEN"). As of December 31, 2001, the closing price per GZMO share was $8.00 and the price per RGEN share was $2.43. The Partnership intends to liquidate such positions subject to market conditions and will distribute excess cash to the partners.

The following sections contain information only on those product development programs and investments that are currently active and their format has been revised to reduce production expenses. The information contained in these sections has been obtained from public and other sources believed by the Partnership to be accurate, although the Partnership has not verified such information. Therefore, neither the Partnership, its General Partner, nor their affiliates can assume any responsibility for the accuracy of such information. Please refer to prior annual reports for information pertaining to the Partnership's terminated or concluded investments.

Included is the 2002 Customer Privacy Policy for the Partnership. Please note that the Partnership does not disclose personal client information to unaffiliated third parties in such a manner that would require an "opt-out" provision.

Thank you for your continued interest in R&D Partners III.

Sincerely,




Robin Stanley
Vice President
PaineWebber Development






                P R O D U C T   P O R T F O L I O   S T A T U S

                                 ALKERMES, INC.

COMPANY
Alkermes continues to establish itself as one of the world's premier drug delivery companies through the application of sophisticated drug delivery systems to pharmaceutical agents. Alkermes' diversified technology portfolio currently consists of four proprietary delivery systems: (1) ProLease(R) and Medisorb(R) injectable sustained-release systems; (2) RingCap(R) and Dose Sipping oral delivery technologies; (3) AIR(TM) pulmonary delivery systems and;
(4) Cereport(R) (formerly known as RMP-7(TM)) blood brain barrier permeabilizer. In addition, the company manufactures and supplies a wide range of standard and custom-developed pharmaceutical-grade, bioabsorbable PLG polymers.

PROGRAM
R&D Partners III committed $6.0 million to Alkermes Clinical Partners L.P., a $46.0 million limited partnership formed to complete the development and human clinical trials of Cereport(TM) (formerly known as RMP-7). Cereport is designed to improve the passage into the brain of pharmaceutical compounds by transiently increasing the permeability of the blood-brain barrier.

In 1997, Alkermes entered into an agreement with ALZA Corporation ("ALZA") relating to the development and commercialization of Cereport. ALZA made a $10 million payment to Alkermes to fund clinical development of Cereport. In return, ALZA received the option to acquire exclusive worldwide commercialization rights to Cereport. During 2001, ALZA was acquired by Johnson & Johnson and is now a wholly owned subsidiary of Johnson & Johnson.

Alkermes reports that during 2001, two separate Phase II studies of Cereport and carboplatin in pediatric patients with primary brain tumors continue to be conducted by the Pediatric Branch of the National Cancer Institute. Alkermes has presented a final report to ALZA for two Phase II clinical trials that used Cereport in combination with carboplatin for the treatment of brain tumors. ALZA and Johnson & Johnson are still considering these final reports and their interest in continuing development of Cereport. If ALZA and Johnson & Johnson decide not to continue the development of Cereport, Alkermes reports that they will consider whether to develop Cereport on their own or seek another partner. Alkermes reports that they are unable to make any public announcements at this time while their clinical trials are still under review.

WARRANT
R&D Partners III distributed the Alkermes warrant to limited partners in October 1995. Investors received a warrant to purchase 40 shares of Alkermes common stock per $10,000 investment in R&D Partners III with an exercise price of $5.00 per share through March 31, 2000. The available gain from the distributed Alkermes warrant has ranged from $60 at distribution to $7,680 per $10,000 investment in R&D III. R&D Partners III held warrant to purchase 7,293 shares at an exercise price of $5.00 per share which it exercised in March 2000. The Partnership sold the underlying shares for an average net sales price of $188.20 per share and distributed net proceeds in June 2000.


                                 CEPHALON, INC.

COMPANY
Cephalon discovers and develops pharmaceutical products for the treatment of neurological and sleep disorders, cancer and pain. Cephalon's research strategy is focused primarily on understanding the cellular mechanisms of cell survival and cell death. Cephalon's research programs currently consist of four core technology areas: neurotrophic factors, gene transcription regulators, signal transduction modulators and protease inhibitors.

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

The status of the U.S. regulatory approval of the Myotrophin Injection application for the treatment of ALS continues to remain uncertain. As previously reported, in May 1998, the FDA issued a letter stating that the New Drug Application was "potentially approvable," under certain conditions. Cephalon does not believe those conditions can be met without conducting an additional Phase III clinical study, and Cephalon said they have no plans to conduct such a study at this time. However, they have had discussions with certain physicians who are seeking to obtain governmental and non-governmental funding to be used to conduct such a study, although nothing has been determined at this point in time.

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


                        E Q U I T Y    I N V E S T M E N T S


                           GENZYME MOLECULAR ONCOLOGY

R&D Partners III funded $5.0 million to a development program utilizing PharmaGenics Inc.'s ("PGI") proprietary combinatorial chemistry procedure to discover novel therapeutics and made an equity investment in the amount of $1.0 million for 480,242 shares of PGI Series C Convertible Preferred stock. In 1997, PGI was acquired by Genzyme Corporation in exchange for approximately four million shares of Genzyme Molecular Oncology ("GZMO"), a Genzyme private tracking stock. R&D Partners III's total investment in PGI preferred shares were converted into 713,091 restricted shares of GZMO. In November, 1998, the GZMO shares commenced trading on the NASDAQ National Market. During the first quarter of 2000, the Partnership liquidated 252,000 shares of GZMO for net proceeds of $8.9 million, for an average sale price of $35.59 per share. Proceeds of the GZMO shares were included in the distribution made on June 14, 2000. The Partnership currently holds 461,091 common shares of GZMO. The price per share as of December 29, 2001 was $8.00.

GZMO is dedicated to creating the next generation of cancer treatments. Rather than the antiquated techniques of the past, GZMO envisions therapies that build on a genetic understanding of cancer to enhance the immune system's cancer-fighting abilities, starve tumors by cutting off their blood supply, correct cancer cell defects, and selectively attack tumors. GZMO is developing a new generation of cancer products focusing on cancer vaccines, angiogenesis inhibitors and cancer pathway regulators. It is shaping these new therapies through the integration of its gene discovery, gene therapy, small molecule drug discovery, and protein therapeutic efforts.


                              REPLIGEN CORPORATION
               (MOVED FROM PRODUCT PORTFOLIO TO EQUITY INVEST NOW)

Repligen Corporation is a biopharmaceutical company engaged in the discovery of novel therapeutics for autism, organ transplant and cancer. Repligen's products offer patients improved treatment options based on modulation of newly discovered disease mechanisms. Repligen's major programs currently include developing the hormone secretin for use in autism therapy, enabling bone marrow transplants between genetically unmatched donors using CTLA4-Ig, and manufacturing and marketing Protein A to biopharmaceutical companies for use in the manufacture of production of therapeutic antibodies.

R&D Partners III committed $6.0 million to Repligen Clinical Partners ("RCP"), a $45 million limited partnership formed to fund further clinical development of recombinant Platelet Factor-4 ("rPF4"). rPF4 was being developed to reverse the effects of heparin, a drug commonly used in patients undergoing heart surgery and in other situations to prevent the formation of blood clots. In 1996, Repligen terminated the research funding program with rPF4 and returned the rights to rPF4 to RCP. The limited partners of RCP voted to terminate the partnership in October 2000.

R&D Partners III received a warrant to purchase 133,000 shares of Repligen common stock at an exercise price of $2.50 per share and a warrant to purchase 252,700 shares at an exercise price of $3.50 per share. In 2000, R&D Partners III exercised all 385,700 warrants for an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares in March, 2000 at an average net price per share of $15.84. The Partnership continues to hold 285,700 shares which will be liquidated subject to market conditions. As of December 31, 2001, the market value of Repligen was $3.375 per share.