Form 10-Q
period 2002-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2002-05-15
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                 MARCH 31, 2002



                                Table of Contents



PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at
         March 31, 2002 and December 31, 2001                                2

         Statements of Operations
         (unaudited) for the three months ended March 31,
         2002 and 2001                                                       3

         Statement of Changes in Partners' Capital (Deficit)
         (unaudited) for the three months ended March 31,
         2002                                                                3

         Statements of Cash Flows
         (unaudited) for the three months ended March 31,
         2002 and 2001                                                       4

         Notes to Financial Statements
         (unaudited)                                                       5-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   10

         Signatures                                                         11


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                 March 31,          December 31,
                                                     2002                  2001
--------------------------------------------------------------------------------
Assets:

     Marketable securities, at market value     $ 4,065,379         $ 4,783,593
                                                ===========         ===========


Liabilities and partners' capital:

     Accrued liabilities                        $    39,804         $    92,681

     Partners' capital                            4,025,575           4,690,912
                                                -----------         -----------

Total liabilities and partners' capital         $ 4,065,379         $ 4,783,593
                                                ===========         ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)



For the three months ended March 31,                                                 2002                2001
-------------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                                        $       1,315       $      6,784
     Unrealized depreciation of marketable securities                            (637,276)          (575,123)
                                                                            -------------       ------------
                                                                                 (635,961)          (568,339)
                                                                            -------------       ------------

Expenses:
     General and administrative costs                                              29,376             42,033
                                                                            -------------       ------------

Net income (loss)                                                           $    (665,337)      $   (610,372)
                                                                            =============       ============

Net income (loss) per partnership unit:
     Limited partners (based on 50,000 units)                               $      (13.17)      $     (12.09)
     General partner                                                        $   (6,653.37)      $  (6,103.72)

-------------------------------------------------------------------------------------------------------------



STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)


                                                             Limited                General
For the three months ended March 31, 2002                    Partners               Partner            Total
-----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                              $   6,198,567           $  (1,507,655)    $   4,690,912

Net loss                                                     (658,684)                 (6,653)         (665,337)
                                                        -------------           -------------     -------------

Balance at March 31, 2002                               $   5,539,883           $  (1,514,308)    $   4,025,575
                                                        =============           =============     =============

-----------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


For the three months March 31,                                                 2002              2001
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                     $    (665,337)    $    (610,372)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Unrealized depreciation of marketable securities                          637,276           575,123

Decrease (increase) in operating assets:
  Marketable securities                                                      80,938            28,019

Increase in operating liabilities:
  Accrued liabilities                                                       (52,877)            7,230
                                                                      -------------     -------------
Cash provided by  operating activities                                            -                 -
                                                                      -------------     -------------

Increase in cash                                                                  -                 -

Cash at beginning of period                                                       -                 -
                                                                      -------------     -------------

Cash at end of period                                                 $           -     $           -
                                                                      =============     =============

-----------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended
March 31, 2002 and 2001.

-----------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS

         The financial information as of March 31, 2002, and for the periods ended March 31, 2002 and 2001 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2002, are not necessarily indicative of results to be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2001.

         The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG")) is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)


         The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners"). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

                                                                                        LIMITED       GENERAL
                                                                                        PARTNERS      PARTNER
                                                                                        --------      -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout")
         Contribution Payout as of March 31, 2002 is $1,537 per Unit........               99%            1%


    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")..........              80%           20%

   III.  After Final Payout..................................................              75%           25%


         For the three months ended March 31, 2002, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit have reached Contribution Payout.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2002, the cumulative profits of the Partnership were $830 per Unit.

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


3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                               MARCH 31, 2002                DECEMBER 31, 2001
                                         ----------------------         -------------------------
                                           CARRYING                        CARRYING
                                            VALUE          COST              VALUE         COST
                                            -----          ----              -----         ----
Money market fund                        $  319,677     $  319,677       $  400,615     $  400,615

Genzyme Molecular Oncology
   (461,091 common shares)                2,674,328        646,609        3,688,728        646,609

Repligen Corporation                      1,071,374        901,433          694,250        901,433
                                         ----------     ----------       ----------     ----------
                                         $4,065,379     $1,867,719       $4,783,593     $1,948,657
                                         ==========     ==========       ==========     ==========


         As of March 31, 2002 the market value of Genzyme Molecular Oncology ("GMO") was $5.80 per share as compared to $8.00 per share as of December 31, 2001. For the quarter ended March 31, 2002, the Partnership recognized unrealized depreciation on its investment of 461,091 shares in the amount of $1,014,400. The market value of GMO decreased from $9.1875 per share as of December 31, 2000 to $8.25 per share as of March 31, 2001. Accordingly, the Partnership recognized unrealized depreciation of $432,273 for the quarter ended March 31, 2001.

         The market value of Repligen Corporation ("Repligen") as of December 31, 2001 and March 31, 2002 was $2.43 per share and $3.75 per share, respectively. The Partnership recognized unrealized appreciation for the three months ended March 31, 2002 in the amount of $377,124. For the quarter ended March 31, 2001, the Partnership recognized unrealized depreciation of $142,850 resulting from the decrease in market value from $3.375 per share as of December 31, 2000 to $2.875 per share as of March 31, 2001.

4.       RELATED PARTY TRANSACTIONS

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of March 31, 2002 the Partnership is carrying these investments at zero.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $4.7 million at December 31, 2001 to $4.0 million at March 31, 2002 resulting from the recognition of a net loss of $0.7 million for the three months ended March 31, 2002 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $4.7 million at December 31, 2001 to $4.1 million at March 31, 2002 resulting primarily from a decrease in the market values of marketable securities held as of these dates.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE
-------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001:
----------------------------------

         Net loss for the quarters ended March 31, 2002 and 2001 was $665,337 and $610,372, respectively, resulting primarily from the recognition of unrealized depreciation of marketable securities.

         The market value of GMO decreased from $8.00 per share to $5.80 per share from December 31, 2001 to March 31, 2002 resulting in the recognition of unrealized depreciation on its investment of 461,091 shares of $1,014,400 for the three months then ended. The market value of Repligen increased from $2.43 per share as of December 31, 2001 to $3.75 per share as of March 31, 2002. The Partnership recognized unrealized appreciation of $377,124 on its investment of 285,700 shares for this period. The market value of GMO decreased from $9.1875 per share to $8.25 per share from December 31, 2000 to March 31, 2001 resulting in the recognition of unrealized depreciation of $432,273 for the three months then ended. The market value of Repligen decreased from $3.375 per share as of December 31, 2000 to $2.875 per share as of March 31, 2001. The Partnership recognized unrealized depreciation of $142,850 on its investment of 285,700 shares for this period.

         There were no material variances in expenses for the three months ended March 31, 2002 as compared to the same period in 2001.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

         a)       EXHIBITS:

                  None

         b)       REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2002.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:    /s/ Stephen R. Dyer
                         ------------------------
                         Stephen R. Dyer
                         President



                  By:    /s/ Robert J. Chersi
                         ------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer