Form 10-Q
period 2002-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2002-08-14
CIK 865936

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                  JUNE 30, 2002


                                Table of Contents

PART I.       FINANCIAL INFORMATION                                                               Page

Item 1.       Financial Statements

              Statements of Financial Condition (unaudited) at June 30, 2002
              and December 31, 2001                                                                 2

              Statements of Operations
              (unaudited) for the six months ended June 30, 2002 and 2001
                                                                                                    3

              Statement of Changes in Partners' Capital (Deficit)   (unaudited)
              for the six months ended June 30, 2002                                                4

              Statements of Cash Flows
              (unaudited) for the six months ended June 30, 2002 and 2001
                                                                                                    5

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

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)


--------------------------------------------------------------------------------
                                                     June 30,      December 31,
                                                       2002            2001
--------------------------------------------------------------------------------
Assets:

       Marketable securities, at market value       $2,108,138     $4,783,593
                                                    ==========     ==========


Liabilities and partners' capital:

       Accrued liabilities                          $   72,704     $   92,681

       Partners' capital                             2,035,434      4,690,912

                                                    ----------     ----------
Total liabilities and partners' capital             $2,108,138     $4,783,593
                                                    ==========     ==========


--------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)


--------------------------------------------------------------------------------
For the three months ended June 30,                       2002           2001
--------------------------------------------------------------------------------
Revenues:
       Interest income                                $     1,271    $     5,266
       Unrealized (depreciation) appreciation
         of marketable securities                      (1,938,071)     2,308,074
                                                      -----------    -----------
                                                       (1,936,800)     2,313,340
                                                      -----------    -----------

Expenses:
       General and administrative costs                    53,341         43,631
                                                      -----------    -----------

Net income (loss)                                     $(1,990,141)   $ 2,269,709
                                                      ===========    ===========

Net income (loss) per partnership unit:
       Limited partners (based on 50,000 units)       $    (39.40)   $     44.94
       General partner                                $(19,901.41)   $ 22,697.09


--------------------------------------------------------------------------------
For the six months ended June 30,                         2002          2001
--------------------------------------------------------------------------------
Revenues:
       Interest income                                $     2,586    $    12,050
       Unrealized (depreciation) appreciation
         of marketable securities                      (2,575,347)     1,732,951
                                                      -----------    -----------
                                                       (2,572,761)     1,745,001
                                                      -----------    -----------

Expenses:
       General and administrative costs                    82,717         85,664
                                                      -----------    -----------

Net income (loss)                                     $(2,655,478)   $ 1,659,337
                                                      ===========    ===========

Net income (loss) per partnership unit:
       Limited partners (based on 50,000 units)       $    (52.58)   $     32.85
       General partner                                $(26,554.78)   $ 16,593.37

--------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

------------------------------------------------------------------------------------------
                                                Limited        General
For the six months ended June 30, 2002          Partners       Partner           Total
------------------------------------------------------------------------------------------
Balance at January 1, 2002                    $ 6,198,567     $(1,507,655)    $ 4,690,912

Net loss                                       (2,628,923)        (26,555)     (2,655,478)
                                              -----------     -----------     -----------

Balance at June 30, 2002                      $ 3,569,644     $(1,534,210)    $ 2,035,434
                                              ===========     ===========     ===========

------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

----------------------------------------------------------------------------------------------------------
For the six months ended June 30,                                             2002             2001
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income  (loss)                                                        $(2,655,478)     $ 1,659,337
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized (depreciation) appreciation of marketable securities           2,575,347       (1,732,951)

Decrease  in operating asset:
  Marketable securities                                                       100,108          101,919

Decrease in operating liabilities:
  Accrued liabilities                                                         (19,977)         (28,305)
                                                                          -----------      -----------
Cash provided by  operating activities                                             --               --
                                                                          -----------      -----------

Cash flows from financing activities:
  Distributions to partners                                                        --               --

Cash at beginning of period                                                        --               --
                                                                          -----------      -----------

Cash at end of period                                                     $        --      $        --
                                                                          ===========      ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 2002 and 2001.
--------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     ORGANIZATION AND BUSINESS

       The financial information as of June 30, 2002, and for the periods ended June 30, 2002 and 2001 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended June 30, 2002, are not necessarily indicative of results to be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2001 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2002.

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

                                                            LIMITED     GENERAL
                                                            PARTNERS    PARTNER
                                                            --------    -------
       I.  Until the value of the aggregate
           distributions for each limited partnership
           unit ("Unit") equals $1,000 plus simple
           interest on such amount accrued at 5% per
           annum ("Contribution Payout") Contribution
           Payout as of June 30, 2002 is $1,550 per
           Unit............................................    99%          1%

      II.  After Contribution Payout and until the
           value of the aggregate distributions for
           each Unit equals $5,000 ("Final Payout")........    80%         20%

     III.  After Final Payout..............................    75%         25%


           For the six months ended June 30, 2002, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit have reached Contribution Payout.

       Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2002, the cumulative profits of the Partnership were $790 per Unit.

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

3.     MARKETABLE SECURITIES

       The Partnership held the following marketable securities at:

                                    JUNE 30, 2002          DECEMBER 31, 2001
                              -----------------------   -----------------------
                               CARRYING                  CARRYING
                                 VALUE        COST         VALUE       COST
                              ----------   ----------   ----------   ----------
Money market fund             $  300,507   $  300,507   $  400,615   $  400,615

Genzyme Molecular Oncology
    (461,091 common shares)    1,161,950      646,609    3,688,728      646,609

Repligen Corporation
    (285,700 common shares)      645,681      901,433      694,250      901,433
                              ----------   ----------   ----------   ----------
                              $2,108,138   $1,848,549   $4,783,593   $1,948,657
                              ==========   ==========   ==========   ==========

       As of June 30, 2002, the market value of Genzyme Molecular Oncology ("GMO") was $2.52 per share as compared to $5.80 per share and $8.00 per share as of March 31, 2002 and December 31, 2001, respectively. The Partnership recognized unrealized depreciation on its investment of 461,091 shares for the three months and six months ended June 30, 2002 of $1,512,378 and $2,526,778, respectively. As of June 30, 2001 and March 31, 2001, the market value of GMO was $13.55 per share and $8.25 per share, respectively. The carrying value at December 31, 2000 was $9.1875 per share resulting in the recognition of unrealized appreciation of $2,443,782 and $2,011,509 for the three months and six months ended June 30, 2001, respectively.

       The market value of Repligen Corporation ("Repligen") as of June 30, 2002 was $2.26 per share decreasing from $3.75 per share as of March 31, 2002 and $2.43 per share as of December 31, 2001. The Partnership recognized unrealized depreciation on its investment of 285,700 shares of $425,693 for the quarter ended June 30, 2002 and $48,569 for the six months then ended. As of June 30, 2001 and March 31, 2001, the market value of Repligen was $2.40 and $2.875 per share as compared to a carrying value as of December 31, 2000 of $3.375 per share. Accordingly, the Partnership recognized unrealized depreciation for the three months and six months ended June 30, 2001 of $135,708 and $278,558, respectively.

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

5.     PRODUCT DEVELOPMENT PROJECTS

       Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of June 30, 2002 the Partnership is carrying these investments at zero.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

           Partners' capital decreased from $4.7 million at December 31, 2001 to $2.0 million at June 30, 2002 resulting from the recognition of a net loss of $2.7 million for the six months ended June 30, 2002 (as discussed in the Results of Operations below).

           The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $4.8 million at December 31, 2001 to $2.1 million at June 30, 2002 resulting primarily from a decrease in the market values of marketable securities held as of these dates.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2001:

           Net income (loss) for the quarters ended June 30, 2002 and 2001 was $(2.0) million and $2.3 million, respectively, resulting primarily from the recognition of unrealized appreciation (depreciation) of marketable securities.

           For the quarter ended June 30, 2002, the Partnership recognized unrealized depreciation of $1.9 million on its investments of 0.461 shares of GMO and 0.285 shares of Repligen. The market value of GMO decreased from $5.80 per share as of March 31, 2002 to $2.52 per share as of June 30, 2002 resulting in the recognition of unrealized depreciation for this period of $1.5 million. Repligen's market value at June 30, 2002 was $2.26 per share as compared to $3.75 per share as of March 31, 2002. The Partnership recognized unrealized depreciation of $0.4 million for the three months ended June 30, 2002. For the quarter ended June 30, 2001, the Partnership recognized unrealized appreciation of $2.3 million on these same investments. GMO had a market value as of this date of $13.55 per share as compared to $8.25 per share as of March 31, 2001. Accordingly, the Partnership recognized unrealized appreciation of $2.4 million for this period. The Partnership recognized unrealized depreciation of $0.1 million upon the decrease of Repligen's market value from $2.875 per share as of March 31, 2001 to $2.40 per share at June 30, 2001.

           There were no material variances in expenses for the three months ended June 30, 2002 as compared to the same period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001:

           For the six months ended June 30, 2002, the Partnership recognized a net loss of $2.7 million as compared to net income of $1.7 million for this same period in 2001. The variance results primarily from an unfavorable change in unrealized appreciation (depreciation) of marketable securities.

           The Partnership recognized unrealized depreciation of $2.6 million for the six months ended June 30, 2002 resulting primarily from its investment of 0.461 shares of GMO. GMO's market value decreased from $8.00 per share at December 31, 2001 to $2.52 per share as of June 30, 2002. For this same period ended June 30, 2001, the Partnership recognized unrealized appreciation of $1.7 million. The market value of GMO as of this date was $13.55 per share as compared to a carrying value of $9.1875

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001:
[CONTINUED]

per share as of December 31, 2001. The Partnership recognized unrealized appreciation of $2.0 million for the six months ended June 30, 2001. The market value of Repligen decreased from $3.375 per share at December 31, 2000 to $2.40 per share at June 30, 2001 resulting in unrealized depreciation of $0.3 million on an investment of 0.285 million shares.

           There were no material variances in expenses for the six months ended June 30, 2002 as compared to the same period in 2001.

                            PART II OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             a)     EXHIBITS:

                    None

             b)     REPORTS ON FORM 8-K:

                    None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2002.

                     PAINEWEBBER R&D PARTNERS III, L.P.


                     By:     PaineWebber Development Corporation
                             (General Partner)



                     By:     /s/ Stephen R. Dyer
                             --------------------------------
                             Stephen R. Dyer
                             President



                     By:     /s/ Robert J. Chersi
                             --------------------------------
                             Robert J. Chersi
                             Principal Financial and Accounting Officer