Form 10-Q
period 2002-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2002-11-14
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 2002


                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at
         September 30, 2002 and December 31, 2001                              2

         Statements of Operations
         (unaudited) for the three months and nine months ended
         September 30, 2002 and 2001                                           3

         Statement of Changes in Partners' Capital (Deficit)
         (unaudited) for the nine months ended September 30, 2002              4

         Statements of Cash Flows
         (unaudited) for the nine months ended September 30,
         2002 and 2001                                                         5

         Notes to Financial Statements
         (unaudited)                                                         6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-11

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risks                                                                12

Item 4.  Controls and Procedures                                              12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13

         Signatures                                                           14

         Certifications                                                    15-18


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)


                                                      SEPTEMBER 30, DECEMBER 31,
                                                               2002         2001
--------------------------------------------------------------------------------
Assets:

       Marketable securities, at market value          $1,347,377     $4,783,593
                                                       ==========     ==========


Liabilities and partners' capital:

       Accrued liabilities                             $   61,088     $   92,681

       Partners' capital                                1,286,289      4,690,912
                                                       ----------     ----------
Total liabilities and partners' capital                $1,347,377     $4,783,593
                                                       ==========     ==========


--------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30,                       2002           2001
--------------------------------------------------------------------------------------
Revenues:
       Interest income                                    $     1,002    $     3,843
       Unrealized depreciation of marketable securities      (708,326)    (2,805,750)
                                                          -----------    -----------
                                                             (707,324)    (2,801,907)
                                                          -----------    -----------

Expenses:
       General and administrative costs                        41,821         43,952
                                                          -----------    -----------

Net loss                                                  $  (749,145)   $(2,845,859)
                                                          ===========    ===========

Net loss per partnership unit:
       Limited partners (based on 50,000 units)           $    (14.83)   $    (56.35)
       General partner                                    $ (7,491.45)   $(28,458.59)



======================================================================================



FOR THE NINE MONTHS ENDED SEPTEMBER 30,                        2002           2001
--------------------------------------------------------------------------------------
Revenues:
       Interest income                                    $     3,588    $    15,893
       Unrealized depreciation of marketable securities    (3,283,673)    (1,072,799)
                                                          -----------    -----------
                                                           (3,280,085)    (1,056,906)
                                                          -----------    -----------

Expenses:
       General and administrative costs                       124,538        129,616
                                                          -----------    -----------

Net loss                                                  $(3,404,623)   $(1,186,522)
                                                          ===========    ===========

Net loss per partnership unit:
       Limited partners (based on 50,000 units)           $    (67.41)   $    (23.49)
       General partner                                    $(34,046.23)   $(11,865.22)

--------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)


                                                        LIMITED             GENERAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002            PARTNERS            PARTNER             TOTAL
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 2002                           $  6,198,567       $  (1,507,655)      $  4,690,912

Net loss                                               (3,370,577)            (34,046)         (3,404,623)

                                                     ------------       -------------       -------------
Balance at September 30, 2002                        $  2,827,990       $  (1,541,701)      $   1,286,289
                                                     ============       =============       ==============


-----------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                   2002           2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                             $(3,404,623)   $(1,186,522)
Adjustments to reconcile net loss to
   cash provided by operating activities:
   Unrealized depreciation of marketable securities    3,283,673      1,072,799

Decrease  in operating assets:
   Marketable securities                                 152,543        126,461

Decrease in operating liabilities:
   Accrued liabilities                                   (31,593)       (12,738)
                                                     -----------    -----------
Cash provided by operating activities                         --             --
                                                     -----------    -----------

Cash flows from financing activities:
       Distributions to partners                              --             --
                                                     -----------    -----------

Cash at beginning of period                                   --             --
                                                     -----------    -----------

Cash at end of period                                $        --    $        --
                                                     ===========    ===========


--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest or taxes during the nine months ended September 30, 2002 and 2001.

--------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of September 30, 2002, and for the periods ended September 30, 2002 and 2001 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended September 30, 2002, are not necessarily indicative of results to be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2001 and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

         The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc.) is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

                                                             LIMITED            GENERAL
                                                             PARTNERS           PARTNER
                                                             --------           -------
     I.  Until the value of the aggregate distributions for
         each limited partnership unit ("Unit") equals
         $1,000 plus simple interest on such amount accrued
         at 5% per annum ("Contribution Payout")
         Contribution Payout as of September 30, 2002 is
         $1,562 per Unit .....................................  99%               1%

    II.  After Contribution Payout and until the value of
         the aggregate distributions for each Unit equals
         $5,000 ("Final Payout") .............................  80%              20%

   III.  After Final Payout ..................................  75%              25%


         For the nine months ended September 30, 2002, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2002, the cumulative profits of the Partnership were $775 per Unit.

         Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the General Partner's capital account. Such amount then becomes part of the assets of the Partnership.

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

3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:


                                  SEPTEMBER 30, 2002         DECEMBER 31, 2001
                               -----------------------   -----------------------
                                CARRYING                  CARRYING
                                  VALUE         COST        VALUE        COST
                                  -----         ----        -----        ----

Money market fund              $  248,072   $  248,072   $  400,615   $  400,615
Genzyme Molecular Oncology
   (461,091 common shares)        456,481      646,609    3,688,728      646,609
Repligen Corporation
   (285,700 common shares)        642,824      901,433      694,250      901,433
                               ----------   ----------   ----------   ----------
                               $1,347,377   $1,796,114   $4,783,593   $1,948,657
                               ==========   ==========   ==========   ==========

         As of September 30, 2002, the market value of Genzyme Molecular Oncology ("GMO") was $0.99 per share as compared to $2.52 per share and $8.00 per share as of June 30, 2002 and December 31, 2001, respectively. The Partnership recognized unrealized depreciation on its investment of 461,091 shares for the three months and nine months ended September 30, 2002 of $705,469 and $3,232,248, respectively. As of September 30, 2001 and June 30, 2001, the market value of GMO was $7.75 per share and $13.55 per share, respectively. The carrying value at December 31, 2000 was $9.1875 per share resulting in the recognition of unrealized depreciation of $2,674,328 and $662,819 for the three months and nine months ended September 30, 2001, respectively.

         The market value of Repligen Corporation ("Repligen") as of September 30, 2002 was $2.25 per share decreasing from $2.26 per share as of June 30, 2002 and $2.43 per share as of December 31, 2001. The Partnership recognized unrealized depreciation on its investment of 285,700 shares of $51,426 for the nine months ended September 30, 2002. As of September 30, 2001 and June 30, 2001, the market value of Repligen was $1.94 and $2.40 per share as compared to a carrying value as of December 31, 2000 of $3.375 per share. Accordingly, the Partnership recognized unrealized depreciation for the three months and nine months ended September 30, 2001 of $131,422 and $409,980, respectively.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.       RELATED PARTY TRANSACTIONS

         The money market fund invested in by the Partnership is managed by an affiliate of UBS PaineWebber Inc. ("PWI").

         PWDC and PWI, and their affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of September 30, 2002 the Partnership is carrying these investments at zero.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $4.7 million at December 31, 2001 to $1.3 million at September 30, 2002 resulting from the recognition of a net loss of $3.4 million for the nine months ended September 30, 2002 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $4.8 million at December 31, 2001 to $1.3 million at September 30, 2002 resulting primarily from a decrease in the market values of marketable securities held as of these dates.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

         Net loss for the quarters ended September 30, 2002 and 2001 was $0.7 million and $2.8 million, respectively, resulting primarily from the recognition of unrealized depreciation of marketable securities.

         For the quarter ended September 30, 2002, the Partnership recognized unrealized depreciation of $0.7 million on its investments of 0.461 million shares of GMO. The market value of GMO decreased from $2.52 per share as of June 30, 2002 to $0.99 per share as of September 30, 2002. For the quarter ended September 30, 2001, the Partnership recognized unrealized depreciation of $2.8 million. GMO had a market value as of this date of $7.75 per share as compared to $13.55 per share as of June 30, 2001. Accordingly, the Partnership recognized unrealized depreciation of $2.7 million for this period. The Partnership recognized unrealized depreciation of $0.1 million upon the decrease of Repligen's market value from $2.40 per share as of June 30, 2001 to $1.94 per share at September 30, 2001. The Partnership had an investment of 0.285 million shares in Repligen.

         There were no material variances in expenses for the three months ended September 30, 2002 as compared to the same period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

         For the nine months ended September 30, 2002, the Partnership recognized a net loss of $3.4 million as compared to a net loss of $1.2 million for this same period in 2001. The variance results primarily from an unfavorable change in unrealized depreciation of marketable securities.

         The Partnership recognized unrealized depreciation of $3.3 million for the nine months ended September 30, 2002 resulting primarily from its investment of 0.461 million shares of GMO. GMO's market value decreased from $8.00 per share at December 31, 2001 to $0.99 per share as of September 30, 2002. For this same period ended September 30, 2001, the Partnership recognized unrealized depreciation of $1.1 million. The market value of GMO as of this date was $7.75 per share as compared to a carrying value of $9.1875 per share as of December 31, 2000. The Partnership

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

recognized unrealized depreciation of $0.7 million for the nine months ended September 30, 2001. The market value of Repligen decreased from $3.375 per share at December 31, 2000 to $1.94 per share at September 30, 2001 resulting in unrealized depreciation of $0.4 million on an investment of 0.285 million shares.

         There were no material variances in expenses for the nine months ended September 30, 2002 as compared to the same period in 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Substantially all of the Partnership's non-cash assets consist of 461,091 shares of GMO and 285,700 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

         The carrying values of investments subject to equity price risks are based on quoted market prices as of the balance sheet dates. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale of an investment may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

         The table below summarizes the Partnership's equity price risks as of September 30, 2002 and 2001 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

                                                         ESTIMATED            ESTIMATED
                                                         MARKET VALUE AFTER   PARTNERS' CAPITAL
                                       HYPOTHETICAL      HYPOTHETICAL         AFTER HYPOTHETICAL
                      MARKET VALUE     PRICE CHANGE      CHANGE IN PRICE      CHANGE IN PRICE
                      ------------     ------------      ---------------      ---------------
As of September 30,   $1,099,305       30% increase      $1,429,096           $1,616,080
2002                                   30% decrease      $  769,513           $  956,497
As of September 30,   $4,382,978       30% increase      $5,697,871           $6,005,805
2001                                   30% decrease      $3,068,085           $3,376,019


ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner or its affiliates, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       EXHIBITS:

                  99.1 Certification by Robert J. Chersi pursuant to 18 U.S.S.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification by Stephen R. Dyer pursuant to 18 U.S.S.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2002.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:   /s/ Stephen R. Dyer
                        -------------------------------
                        Stephen R. Dyer
                        President



                  By:   /s/ Robert J. Chersi
                        -------------------------------
                        Robert J. Chersi
                        Principal Financial and Accounting Officer

CERTIFICATIONS
--------------

I, Stephen R. Dyer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PaineWebber R&D Partners III, L.P. (the "Partnership");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors of the Partnership's general partner (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls.

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
                                    /s/ Stephen R. Dyer
                                    ---------------------------------------
                                    Name:   Stephen R. Dyer
                                    Title:  President of PaineWebber
                                            Development Corp.,
                                            General Partner of the Partnership

CERTIFICATIONS
--------------

I, Robert J. Chersi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PaineWebber R&D Partners III, L.P. (the "Partnership");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the board of directors of the Partnership's general partner (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls.

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                    /s/ Robert J. Chersi
                                    ---------------------------------------
                                    Name:   Robert J. Chersi
                                    Title:  Principal Financial Officer of
                                            PaineWebber Development Corp.,as
                                            General Partner of the Partnership