Form 10-K
period 2002-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2003-03-31
CIK 865936

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

         Indicate by check mark whether the Registrant is an accelerated filer

                  Yes           [_]             No              [X]

================================================================================

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

                                     PART I


ITEM 1.  BUSINESS.
-------  ---------

         PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly Paine Webber Group Inc. ("PWG")),1 is the general partner and manager of the Partnership. The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.

         As of December 31, 2002, the Partnership had ongoing Projects with Alkermes, Inc. and Cephalon, Inc. (See Exhibit A, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to the investments in Projects, as of December 31, 2002, the Partnership owned marketable securities as described in Note 3 of the "Notes to Financial Statements" included in this filing on Form 10-K.

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


-----------------------------
1    On November 3, 2000, PWG merged with and into UBS Americas Inc.

(ITEM 1 CONTINUED)

         DISTRIBUTIONS

         The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively the "Partners"). All distributions to the Limited Partners have been made pro rata in accordance with their individual capital contributions.

                                                                                LIMITED      GENERAL
                                                                                PARTNERS     PARTNER
                                                                                --------     -------
         I.   Until the value of the aggregate distributions for each
              limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum
              ("Contribution Payout") Contribution Payout as of December
              31, 2002 is $1,575 per Unit .....................................    99%         1%

         II.  After Contribution Payout and until the value of the
              aggregate distributions for each Unit equals $5,000 ("Final
              Payout") ........................................................    80%        20%

         III. After Final Payout ..............................................    75%        25%


         During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2002. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

PROFIT AND LOSS ALLOCATION

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2002, the cumulative profits of the Partnership were $786 per Unit.

OTHER

         At December 31, 2002, the Partnership had no employees, and PWDC had no employees other than its executive officers (see Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.


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

         There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 2002, there were 4,595 Limited Partners.

         The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. During the years ended December 31, 2002 and 2001, the Partnership made no distributions to the Partners. During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner was allocated 20% of the total cash distribution over Contribution Payout. The total distribution amounted to $11,672,828 ($200 per Unit: $1,672,828 to the General Partner).


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital of $4.7 million at December 31, 2001, decreased to $1.8 million at December 31, 2002, resulting from the Partnership's recognition of a net loss of $2.9 million (as discussed in Results of Operations below).

         The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets decreased from $4.8 million at December 31, 2001 to $1.9 million at December 31, 2002. The change of $2.9 million resulted primarily from decreases in the market values of marketable securities held as of these dates. The balance of the liquid assets at December 31, 2002, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

   YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001:
   --------------------------------------------------------------------------

         Net loss for the year ended December 31, 2002 was $2.9 million as compared to a net loss for the year ended December 31, 2001 of $1.0 million. The variance of $1.9 million resulted from an unfavorable change in unrealized depreciation of marketable securities.

         Net revenues for the years ended December 31, 2002 and 2001 were $(2.7) million and $(0.8) million, respectively, comprised primarily of unrealized depreciation of marketable securities. At December 31, 2002, the Partnership's investment in 0.461 million shares of Genzyme Molecular Oncology ("GMO") had a market value of $0.8 million ($1.75 per share) as compared to a market value of $3.7 million ($8.00 per share) as of December 31, 2001. The Partnership recognized unrealized depreciation of $(2.9) million for the year ended December 31, 2002. The market value of the Partnership's investment of 0.286 million shares of Repligen Corporation ("Repligen") as of December 31, 2002 and 2001 was $0.9 million ($3.04 per share) and $0.7 million ($2.43 per share), respectively.

(ITEM 7 CONTINUED)

         The Partnership recognized unrealized appreciation of $0.2 million for the year ended December 31, 2002. The market value of the Partnership's investments in GMO and Repligen as of December 31, 2001 was $9.1875 per share and $3.375 per share, respectively. Accordingly, for the year ended December 31, 2001, the Partnership recognized unrealized depreciation on its investments in GMO and Repligen of $(0.5) million and $(0.3) million, respectively.

         There were no material variances in expenses for the year ended December 31, 2002 as compared to this same period in 2001.

   YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000:
   --------------------------------------------------------------------------

         Net income (loss) for the years ended December 31, 2001 and 2000 was $(1.0) million and $10.6 million, respectively. The unfavorable change of $11.6 million resulted from a decrease in revenues of this amount.

         Net revenues for the year ended December 31, 2001 were $(0.8) million as compared to $10.7 million for this same period in 2000. The decrease was due primarily to an unfavorable change in unrealized appreciation of marketable securities of $1.8 million and a decrease in realized gain on sale of marketable securities of $9.5 million. Unrealized (depreciation) appreciation for the years ended December 31, 2001 and 2000 were $(0.8) million and $1.0 million, respectively. At December 31, 2001, the Partnership's investment in 0.461 million shares of GMO had a market value of $3.7 million ($8.00 per share). As of December 31, 2000, the market value of the GMO shares was $4.2 million ($9.1875 per share) resulting in the recognition of unrealized depreciation of $0.5 million for the year ended December 31, 2001. The market value of the Partnership's investment in Repligen of 0.286 million shares decreased from $1.0 million ($3.375 per share) at December 31, 2000 to $0.7 million ($2.43 per share) resulting in unrealized depreciation of $0.3 million for the year ended December 31, 2001. The market value of GMO increased from $7.00 per share as of December 31, 1999 to $9.1875 per share as of December 31, 2000 resulting in the recognition of unrealized appreciation of $1.0 million for the year ended December 31, 2000. Also, for the year ended December 31, 2000, the Partnership recognized gains from sales of marketable securities of $9.5 million. The Partnership sold 0.252 million shares of GMO for proceeds of $9.0 million (average price per share of $35.59) with a carrying value of $1.8 million ($7.00 per share) at December 31, 1999 and recognized a gain of $7.2 million. Also, the Partnership sold 0.1 million shares of Repligen for proceeds of $1.6 million (average price per share of $15.84) and recognized a gain of $1.3 million for the year ended December 31, 2000. The Partnership exercised its warrant for 7,293 shares of Alkermes, Inc. ("Alkermes"), (recorded at its intrinsic value as of December 31, 1999 of $44.125 per share) at $5.00 per share and sold the shares for $188.20 per share recognizing a gain of $1.0 million for the year ended December 31, 2000.

         There were no material variances in expenses for the year ended December 31, 2001 as compared to this same period in 2000.

CRITICAL ACCOUNTING POLICIES

         The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the "Notes to Financial Statements" included in this filing on Form 10-K.) The General Partner's judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner's experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of December 31, 2002, the Partnership is carrying its investments in product development projects at zero.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
-------  -----------------------------------------------------------

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

         The table below summarizes the Partnership's equity price risks as of December 31, 2002 and 2001 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

                                                                  ESTIMATED                ESTIMATED
                                                                  MARKET VALUE AFTER       PARTNERS' CAPITAL
                                              HYPOTHETICAL        HYPOTHETICAL             AFTER HYPOTHETICAL
                           MARKET VALUE       PRICE CHANGE        CHANGE IN PRICE          CHANGE IN PRICE
                           ------------       ------------        ---------------          ---------------
As of December 31, 2002    $1,675,437         30% increase        $2,178,068               $2,327,253
                                              30% decrease        $1,172,806               $1,321,991
As of December 31, 2001    $4,382,978         30% increase        $5,697,871               $6,005,805
                                              30% decrease        $3,068,085               $3,376,019


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The information in response to this item may be found under the following captions included in this filing on Form 10-K:

                Report of Independent Auditors (Page F-4)
                Statements of Financial Condition (Page F-5)
                Statements of Operations (Page F-6)
                Statements of Changes in Partners' Capital (Deficit) (Page F-6) Statements of Cash Flows (Page F-7)
                Notes to Financial Statements (Pages F-8 to F-12)


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

         The Registrant has no directors or executive officers. The Registrant is managed by PWDC, which is the General Partner of the Partnership.

         Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2002:


NAME                             AGE        POSITION AND DATE APPOINTED
-----------------------------    ---        ---------------------------

DIRECTORS
     Robert J. Chersi             41        Director since March 2001
     Stephen R. Dyer              43        Director since April 1999

EXECUTIVE OFFICERS
     Stephen R. Dyer              43        President since March 2001
     Robert J. Chersi             41        Vice President since March 2001
     Rosemarie Albergo            45        Treasurer since March 2001
     Geraldine L. Banyai          61        Secretary since June 1999


         The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(ITEM 10 CONTINUED)

DIRECTORS

         ROBERT J. CHERSI is the Executive Vice President, Chief Financial Officer, Treasurer and Controller of UBS PaineWebber Inc. ("PWI"). He served most recently (prior to the UBS AG merger) as Senior Vice President and Controller of PWI. Mr. Chersi joined PaineWebber in 1995 following the Kidder, Peabody & Co. Incorporated ("Kidder") acquisition. Previous to his employment with Kidder, Mr. Chersi worked for the accounting firm KPMG Peat Marwick from 1983-1988 serving banking and brokerage industry clients. Mr. Chersi is a Certified Public Accountant and earned a Bachelor of Business Administration in Accounting from Pace University where he graduated summa cum laude in 1983.

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

EXECUTIVE OFFICERS

         STEPHEN R DYER, President, see "Directors" above.

         ROBERT J. CHERSI, Vice-President, see "Directors" above.

         ROSEMARIE ALBERGO is a First Vice President of PWI. Prior to joining PWI in 1983, Ms. Albergo was employed at KPMG Peat Marwick. She received her Bachelor of Business Adminstration degree from Pace University and is a Certified Public Accountant.

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

ITEM 11. EXECUTIVE COMPENSATION.
-------  -----------------------

         No compensation was paid directly to executive officers of PWDC by the Registrant. PWDC serves as General Partner for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-11 included in this filing on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-------  ------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS.
         ----------------------------

         There are no investors known to the Partnership to be beneficial owners at March 1, 2003 of more than five percent of the Registrant's Units. No member of management of PWDC had any beneficial interest in the Registrant's Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  -----------------------------------------------

         Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-11 included in this filing on Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES
-------  -----------------------

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Annual Report on Form 10-K was being prepared.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------  -----------------------------------------------------------------

         The following documents are filed as part of the filing on Form 10-K.


EXHIBITS


A - Annual Report to Limited Partners

99.1 - Certification by Robert J. Chersi pursuant to 18 U.S.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2 - Certification by Stephen R. Dyer pursuant to 18 U.S.S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2003.

         PAINEWEBBER R&D PARTNERS III, L.P.

         By:  PaineWebber Development Corporation
                (General Partner)

         By:  /s/ Stephen R. Dyer
              -----------------------------------------
              Stephen R. Dyer
              President and Principal Executive Officer

         By:  /s/ Robert J. Chersi
              -----------------------------------------
              Robert J. Chersi
              Principal Financial and Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 2003.


         /s/ Stephen R. Dyer
         -----------------------------------------
         Stephen R. Dyer
         President (principal executive officer) and Director


         /s/ Robert J. Chersi
         --------------------------------
         Robert J. Chersi
         Principal Financial and Accounting Officer and Director


* The capacities listed are with respect to PWDC, the General Partner of the Registrant.

CERTIFICATIONS
--------------

I, Stephen R. Dyer, certify that:

1. I have reviewed this annual report on Form 10-K of PaineWebber R&D Partners III, L.P. (the "Partnership");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within the Partnership, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
                            /s/ Stephen R. Dyer
                            ---------------------------------------
                            Name:   Stephen R. Dyer
                            Title:  President of PaineWebber Development Corp.,
                                    General Partner of the Partnership

CERTIFICATIONS
--------------

I, Robert J. Chersi, certify that:

1. I have reviewed this annual report on Form 10-K of PaineWebber R&D Partners III, L.P. (the "Partnership");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Partnership and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within the Partnership, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

                            /s/ Robert J. Chersi
                            ---------------------------------------
                            Name:   Robert J. Chersi
                            Title:  Principal Financial Officer of PaineWebber
                                    Development Corp., as General Partner of the
                                    Partnership

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

DESCRIPTION                                                          PAGE

Index to Financial Statements                                        F-1

Selected Financial Data                                              F-2

Quarterly Financial Information (Unaudited)                          F-3

Report of Independent Auditors                                       F-4

Statements of Financial Condition,
    at December 31, 2002 and 2001                                    F-5

Statements of Operations,
    for the years ended December 31, 2002, 2001 and 2000             F-6

Statements of Changes in Partners' Capital (Deficit),
    for the years ended December 31, 2002, 2001 and 2000             F-6

Statements of Cash Flows,
    for the years ended December 31, 2002, 2001 and 2000             F-7

Notes to Financial Statements                                        F-8 to F-12





All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)


SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------

Years ended December 31,                                     2002             2001           2000            1999           1998

------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                                               $(2,703,179)    $  (798,940)    $10,710,670    $ 4,926,324    $(1,331,137)
   Net income (loss)                                      $(2,866,290)    $  (966,353)    $10,543,808    $ 4,762,147    $(1,500,762)

Net income (loss) per partnership interest (A):

   Limited partners                                       $    (56.75)    $    (19.13)    $    208.77    $     94.29    $    (29.72)
   General partner                                        $(28,622.90)    $ (9,663.53)    $105,438.08    $ 47,621.47    $(15,007.62)


Financial Condition:

   Total assets                                           $ 1,907,451     $ 4,783,593     $ 5,743,455    $ 6,866,129    $ 9,169,050
   Partners' capital                                      $ 1,824,622     $ 4,690,912     $ 5,657,265    $ 6,786,285    $ 9,094,845

Distributions to partners:
   Cash                                                   $        --     $        --     $11,672,828    $ 7,070,707    $        --

------------------------------------------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                       Net Income (Loss)
                                                                   Per Partnership Unit (A)
                                          Net Income       --------------------------------------
                        Revenues            (Loss)         Limited Partners    General Partner
-------------------------------------------------------------------------------------------------
 Calendar 2002

 4th Quarter          $    576,906     $    538,333           $   10.65            5,383.33

 3rd Quarter              (707,324)        (749,145)             (14.83)          (7,491.45)

 2nd Quarter            (1,936,800)      (1,990,141)             (39.40)         (19,901.41)

 1st Quarter              (635,961)        (665,337)             (13.17)          (6,653.37)

-------------------------------------------------------------------------------------------------

 Calendar 2001

 4th Quarter          $    257,966     $    220,169           $    4.37            2,201.69

 3rd Quarter            (2,801,907)      (2,845,859)             (56.35)           (28,458.59)

 2nd Quarter             2,313,340        2,269,709               44.94             22,697.09

 1st Quarter              (568,339)        (610,372)             (12.09)            (6,103.72)

-------------------------------------------------------------------------------------------------

 Calendar 2000

 4th Quarter          $ (3,201,347)    $ (3,244,727)          $  (64.24)         $ (32,447.27)

 3rd Quarter               249,743          207,185                4.10              2,071.85

 2nd Quarter            (1,369,686)      (1,414,086)             (28.00)           (14,140.86)

 1st Quarter            15,031,960       14,995,436              296.91            149,954.36

-------------------------------------------------------------------------------------------------

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

                         REPORT OF INDEPENDENT AUDITORS



To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP
Ernst & Young LLP

New York, New York
March 24, 2003

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION

                                                  December 31,         December 31,
                                                          2002                 2001
------------------------------------------------------------------------------------
Asset:

      Marketable securities, at market value      $  1,907,451         $  4,783,593
                                                  ============         ============


Liabilities and partners' capital:

      Accrued liabilities                         $     82,829         $     92,681

      Partners' capital                              1,824,622            4,690,912

                                                  ------------         ------------
Total liabilities and partners' capital           $  1,907,451         $  4,783,593
                                                  ============         ============

------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                     2002             2001               2000
----------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $      4,362      $     18,593      $    211,215
      Income from product development projects                           --                --            23,785
      Unrealized  (depreciation) appreciation of
       marketable securities and investments                     (2,707,541)         (817,533)        1,009,868
      Net realized gain on sale of marketable
        securities and investments                                       --                --         9,465,802
                                                               ------------      ------------      ------------
                                                                 (2,703,179)         (798,940)       10,710,670
Expenses:
      General and administrative costs                              163,111           167,413           166,862
                                                               ------------      ------------      ------------

Net income (loss)                                              $ (2,866,290)     $   (966,353)     $ 10,543,808
                                                               ============      ============      ============
Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                 $     (56.75)     $     (19.13)     $     208.77
      General partner                                          $ (28,662.90)     $  (9,663.53)     $ 105,438.08

----------------------------------------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                 LIMITED            GENERAL
FOR THE YEARS ENDED DECEMBER 31,                                 PARTNERS           PARTNERS           TOTAL
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                                     $  6,716,887      $     69,398      $  6,786,285

Cash distributions to partners                                  (10,000,000)       (1,672,828)      (11,672,828)
Net income                                                       10,438,370           105,438        10,543,808
                                                               ------------      ------------      ------------

Balance at December 31, 2000                                      7,155,257        (1,497,992)        5,657,265
Net loss                                                           (956,690)           (9,663)         (966,353)
                                                               ------------      ------------      ------------

Balance at December 31, 2001                                      6,198,567        (1,507,655)        4,690,912
Net loss                                                         (2,837,627)          (28,663)       (2,866,290)
                                                               ------------      ------------      ------------

Balance at December 31, 2002                                   $  3,360,940      $ (1,536,318)     $  1,824,622
                                                               ============      ============      ============
----------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                     2002             2001               2000
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                               $ (2,866,290)    $   (966,353)     $ 10,543,808
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized depreciation (appreciation)
   of marketable securities and investments                        2,707,541          817,533        (1,009,868)

Decrease  in operating assets:
  Marketable securities                                              168,601          142,329         2,113,143
  Advances to product development projects                                --               --            19,399

(Decrease) increase in operating liabilities:
  Accrued liabilities                                                 (9,852)           6,491             6,346
                                                                ------------     ------------      ------------
Cash provided by  operating activities                                    --               --        11,672,828
                                                                ------------     ------------      ------------

Cash flows from financing activities:
  Distributions to partners                                               --               --       (11,672,828)
                                                                ------------     ------------      ------------

Decrease in cash                                                          --               --                --

Cash at beginning of period                                               --               --                --
                                                                ------------     ------------      ------------

Cash at end of period                                           $         --     $         --      $         --
                                                                ============     ============      ============

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




----------

(1)  On November 3, 2000, PWG merged with and into UBS Americas Inc.

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

                                                                                         LIMITED         GENERAL
                                                                                         PARTNERS        PARTNER
                                                                                         --------        -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout") Contribution
         Payout as of December 31, 2002 is $1,575 per Unit........................         99%               1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")...............         80%              20%

   III.  After Final Payout.......................................................         75%              25%


During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2002. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2002, the cumulative profits of the Partnership were $786 per Unit.

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

3.   MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                           DECEMBER 31, 2002                  DECEMBER 31, 2001
                                    ----------------------------       ----------------------------
                                     CARRYING                            CARRYING
                                       VALUE             COST              VALUE            COST
                                    -----------      -----------       -----------      -----------
Money market fund                   $   232,014      $   232,014       $   400,615      $   400,615

Genzyme Molecular Oncology                                                                  646,609
    (461,091 common shares)             806,910          646,609         3,688,728

Repligen Corporation (Note 7)
    (285,700 common shares)             868,527          901,433           694,250          901,433
                                    -----------      -----------       -----------      -----------
                                    $ 1,907,451      $ 1,780,056       $ 4,783,593      $ 1,948,657
                                    ===========      ============      ===========      ===========


         At December 31, 2002, 2001 and 2000, the Partnership recorded its investment of 461,091 shares of Genzyme Molecular Oncology ("GMO") at a market value of $1.75 per share, $8.00 per share and $9.1875 per share, respectively. Accordingly, the Partnership recognized unrealized depreciation of $2,881,818 and $547,546 for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2000, the Partnership sold 252,000 shares of GMO for proceeds of $8,968,599 (average price per share of $35.59). The shares had a carrying value as of December 31, 1999 of $1,764,000 ($7.00 per share) and, thus, recognized a gain from the sale of $7,204,599. The Partnership recorded its remaining investment of 461,091 shares at a market value of $9.1875 per share as of December 31, 2000 as compared to a market value of $7.00 per share at December 31, 1999. For the year ended December 31, 2000 the Partnership recognized unrealized appreciation of $1,008,637 for the year then ended.

         The Partnership's investment in Repligen Corporation ("Repligen") had a market value of $3.04 and $2.43 per share at December 31, 2002 and 2001, respectively. The market value as of December 31, 2000 was $3.375 per share. The Partnership recognized unrealized appreciation (depreciation) of $172,277 and $(269,987) for the years ended December 31, 2002 and 2001. At December 31, 1999 the Partnership owned warrants to purchase 133,000 and 252,700 shares of Repligen at exercise prices of $2.50 per share and $3.50 per share, respectively. The market value of Repligen as of that date was $3.125 per share. The Partnership recorded its warrant to purchase 133,000 shares at the intrinsic value of $83,124. During the year ended December 31, 2000, the Partnership exercised the warrants at an aggregate exercise price of $1,216,950. The Partnership sold 100,000 shares for aggregate proceeds of $1,584,026 (average price per share of $15.84). The Partnership recognized a gain from the sale for the year ended December 31, 2000 of $1,246,957.

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

5.   PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Cereport(TM) (formerly known as RMP-7) for use in tHe treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for uSe in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of December 31, 2002, the Partnership is carrying these investments at zero.

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to license the Partnership's technology to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for granting such purchase options, the Partnership received warrants to purchase shares of common stock of certain of the Sponsor Companies. As of December 31, 2002, the Partnership had exercised all of its warrants.

6.   INCOME TAXES

      The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


7.   SUBSEQUENT EVENT

         On March 3, 2003, the Board of Directors of Repligen adopted a shareholder rights plan to help protect investors against potential hostile takeover attempts. Under the plan a dividend was declared of one purchase right for each outstanding share of common stock held as of March 17, 2003. (The Partnership continued to own 285,700 Repligen shares as of this date). The rights are not immediately exercisable and will be "triggered" upon such time that a purchaser acquires 15% or more of Repligen's outstanding common stock. The rights entitle the holder to purchase $100 worth of Repligen common stock at a purchase price of $50.00. Repligen has stated that, as of March 17, 2003, they are not aware of any attempt to acquire control of the company.