Form 10-Q
period 2003-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2003-05-15
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        --------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes     [X]     No      [_]

                        --------------------------------

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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                 MARCH 31, 2003


                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at
         March 31, 2003 and December 31, 2002                                  2

         Statements of Operations
         (unaudited) for the three months ended March 31,
         2003 and 2002                                                         3

         Statement of Changes in Partners' Capital (Deficit)
         (unaudited) for the three months ended March 31,
         2003                                                                  3

         Statements of Cash Flows
         (unaudited) for the three months ended March 31,
         2003 and 2002                                                         4

         Notes to Financial Statements
         (unaudited)                                                         5-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risks                                                                10

Item 4.  Controls and Procedures                                              10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     11

         Signatures                                                           12

         Certifications                                                    13-16


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                                    March 31,          December 31,
                                                                         2003                  2002
----------------------------------------------------------------------------------------------------
Assets:

      Marketable securities, at market value               $        2,175,560    $        1,907,451
                                                             =================     =================


Liabilities and partners' capital:

      Accrued liabilities                                  $           67,874    $           82,829

      Partners' capital                                             2,107,686             1,824,622

                                                             -----------------     -----------------
Total liabilities and partners' capital                    $        2,175,560    $        1,907,451
                                                             =================     =================

----------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended March 31,                                                     2003                  2002
--------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                                      $              415    $            1,315
      Unrealized appreciation (depreciation) of marketable securities                 331,975              (637,276)
                                                                             -----------------     -----------------
                                                                                      332,390              (635,961)
                                                                             -----------------     -----------------

Expenses:
      General and administrative costs                                                 49,326                29,376
                                                                             -----------------     -----------------

Net income (loss)                                                          $          283,064    $         (665,337)
                                                                             =================     =================

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                             $             5.60    $           (13.17)
      General partner                                                      $         2,830.64    $        (6,653.37)

------------------------------------------------------------------------------------------------------------------------------------



STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)
                                                                   Limited               General
For the three months ended March 31, 2003                          Partners              Partner                Total
---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003                                   $        3,360,940    $       (1,536,318)   $       1,824,622

Net income                                                              280,233                 2,831              283,064
                                                               -----------------     -----------------     ----------------

Balance at March 31, 2003                                    $        3,641,173    $       (1,533,487)   $       2,107,686
                                                               =================     =================     ================

---------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the three months March 31,                                                           2003                  2002
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                          $          283,064    $         (665,337)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation of marketable securities                    (331,975)              637,276

Decrease  in operating assets:
  Marketable securities                                                                63,866                80,938

Decrease in operating liabilities:
  Accrued liabilities                                                                 (14,955)              (52,877)
                                                                             -----------------     -----------------
Cash provided by  operating activities                                                     --                    --
                                                                             -----------------     -----------------

Increase in cash                                                                           --                    --

Cash at beginning of period                                                                --                    --
                                                                             -----------------     -----------------

Cash at end of period                                                      $               --    $               --
                                                                             =================     =================

--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended
March 31, 2003 and 2002.

--------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of March 31, 2003, and for the periods ended March 31, 2003 and 2002 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2003, are not necessarily indicative of results to be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2002.

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

                                                                                 LIMITED      GENERAL
                                                                                 PARTNERS     PARTNER
                                                                                 --------     -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout") Contribution
         Payout as of March 31, 2003 is $1,588 per
         Unit...................................................................   99%            1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout").............   80%           20%

   III.  After Final Payout.....................................................   75%           25%


         During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout as of this date. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months ended March 31, 2003, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2003, the cumulative profits of the Partnership were $791 per Unit.

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

3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                                        MARCH 31, 2003                     DECEMBER 31, 2002
                                              ---------------------------------    -------------------------------
                                                  CARRYING                            CARRYING
                                                   VALUE             COST               VALUE             COST
                                                   -----             ----               -----             ----
Money market fund                             $    168,148      $    168,148       $    232,014      $    232,014

Genzyme Molecular Oncology
  (461,091 common shares)                          673,194           646,609            806,910           646,609

Repligen Corporation
   (285,700 common shares)                       1,334,218           901,433            868,527           901,433
                                              ------------      ------------       ------------      ------------
                                              $  2,175,560      $  1,716,190       $  1,907,451      $  1,780,056
                                              ============      ============       ============      ============


         As of March 31, 2003, the market value of Genzyme Molecular Oncology ("GMO") was $1.46 per share as compared to $1.75 per share as of December 31, 2002. The Partnership recognized unrealized depreciation on its investment of 461,091 shares for the three months ended March 31, 2003 of $133,716. As of March 31, 2002, the market value of GMO was $5.80 per share. The carrying value at December 31, 2001 was $8.00 per share resulting in the recognition of unrealized depreciation of $1,014,400 for the three months ended March 31, 2002.

         The market value of Repligen Corporation ("Repligen") as of March 31, 2003 was $4.67 per share increasing from $3.04 per share as of December 31, 2002. The Partnership recognized unrealized appreciation on its investment of 285,700 shares of $465,691 for the three months ended March 31, 2003. As of March 31, 2002, the market value of Repligen was $3.75 per share as compared to a carrying value as of December 31, 2001 of $2.43 per share. Accordingly, the Partnership recognized unrealized appreciation for the three months ended March 31, 2002 of $377,124.

4.       RELATED PARTY TRANSACTIONS

         The money market fund invested in by the Partnership is managed by an affiliate of UBS PaineWebber Inc. ("UBS PW").

         PWDC and UBS PW, and their affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the following two Projects are currently active: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated

         Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of March 31, 2003, the Partnership is carrying these investments at zero value.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $1.8 million at December 31, 2002 to $2.1 million at March 31, 2003 resulting from the recognition of net income of $0.3 million for the three months ended March 31, 2003 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets increased from $1.9 million at December 31, 2002 to $2.2 million at March 31, 2003 resulting primarily from an increase in the market values of marketable securities held as of these dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2002:

         Net income (loss) for the quarters ended March 31, 2003 and March 31, 2002 was $283,064 and $(665,337), respectively. The variance resulted from the favorable change in unrealized appreciation of marketable securities.

         The Partnership recognized unrealized appreciation (depreciation) of marketable securities of $331,975 and $(637,276) for the three months ended March 31, 2003 and 2002, respectively. The market value of Repligen increased from $3.04 per share as of December 31, 2002 to $4.67 per share as of March 31, 2003. The Partnership recognized unrealized appreciation on its investment 285,700 shares in the amount of $465,691. The Partnership recognized unrealized depreciation of $(133,716) on its investment of 461,091 shares of GMO. The market value per share decreased from $1.75 as of December 31, 2002 to $1.46 as of March 31, 2003. The market value of Repligen as of March 31, 2002 was $3.75 per share as compared to $2.43 per share as of December 31, 2001 resulting in unrealized appreciation of $377,124 for the three months ended March 31, 2002. GMO's market value as of March 31, 2002 and December 31, 2001 was $5.80 per share and $8.00 per share resulting in the recognition of unrealized depreciation of $(1,014,400).

         There were no material variances in expenses for the three months ended March 31, 2003 as compared to the same period in 2002.

CRITICAL ACCOUNTING POLICIES

         The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the "Notes to Financial Statements" included in this filing on Form 10-K.) The General Partner's judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner's experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of March 31, 2003, the Partnership is carrying its investments in product development projects at zero.

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

         The table below summarizes the Partnership's equity price risks as of March 31, 2003 and 2002 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

                                                                          ESTIMATED                ESTIMATED
                                                                          MARKET VALUE             PARTNERS' CAPITAL
                                                      HYPOTHETICAL        AFTER HPOTHETICAL        AFTER HYPOTHETICAL
                                   MARKET VALUE       PRICE CHANGE        CHANGE IN PRICE          CHANGE IN PRICE
                                   ------------       ------------        ---------------          ---------------
As of March 31, 2003               $2,007,412         30% increase        $2,609,636               $2,739,992
                                                      30% decrease        $1,405,188               $1,475,380

As of March 31, 2002               $3,745,702         30% increase        $4,869,413               $5,233,248
                                                      30% decrease        $2,621,991               $2,817,902

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

            a)    EXHIBITS:

                  99.1 Certification by Robert J. Chersi pursuant to 18 U.S.S.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certification by Stephen R. Dyer pursuant to 18 U.S.S.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b)    REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2003.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:   /s/ Stephen R. Dyer
                        ------------------------------------
                        Stephen R. Dyer
                        President



                  By:   /s/ Robert J. Chersi
                        ------------------------------------
                        Robert J. Chersi
                        Principal Financial and Accounting Officer

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

Date:  May 15, 2003
                           /s/ Stephen R. Dyer
                           ----------------------------------------
                           Name:   Stephen R. Dyer
                           Title:  President of PaineWebber Development Corp.,
                                   General Partner of the Partnership

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

Date:  May 15, 2003

                           /s/ Robert J. Chersi
                           ----------------------------------------
                           Name:    Robert J. Chersi
                           Title:   Principal Financial Officer of PaineWebber
                                    Development Corp., as General Partner of the
                                    Partnership