Form 10-Q
period 2003-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2003-08-14
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                  JUNE 30, 2003



                                Table of Contents

PART I.     FINANCIAL INFORMATION                                               Page
Item 1.     Financial Statements

            Statements of Financial Condition (unaudited) at June
            30, 2003 and December 31, 2002                                        2

            Statements of Operations
            (unaudited) for the three months and six months ended
            June 30, 2003 and 2002                                                3

            Statement of Changes in Partners' Capital (Deficit)
            (unaudited) for the six months ended June 30, 2003                    4

            Statements of Cash Flows
            (unaudited) for the six months ended June 30, 2003 and
            2002                                                                  5

            Notes to Financial Statements
            (unaudited)                                                          6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                10 - 11

Item 3.     Quantitative and Qualitative Disclosures about Market                12
            Risks

Item 4.     Controls and Procedures                                              12

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                     13

            Signatures                                                           14

            Certifications                                                      15-18

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                              June 30,     December 31,
                                                                  2003             2002
----------------------------------------------------------------------------------------
Assets:

     Marketable securities, at market value           $      2,661,806   $    1,907,451
                                                        ===============    =============

Liabilities and partners' capital:

     Accrued liabilities                              $         61,912   $       82,829

     Partners' capital                                       2,599,894        1,824,622

                                                        ---------------    -------------
Total liabilities and partners' capital               $      2,661,806   $    1,907,451
                                                        ===============    =============
----------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,                                                      2003                  2002
--------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                                      $              299    $            1,271
      Unrealized appreciation  (depreciation) of marketable securities                537,895            (1,938,071)
                                                                             -----------------     -----------------
                                                                                      538,194            (1,936,800)
                                                                             -----------------     -----------------

Expenses:
      General and administrative costs                                                 45,986                53,341
                                                                             -----------------     -----------------

Net income (loss)                                                          $          492,208    $       (1,990,141)
                                                                             =================     =================

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                             $             9.75    $           (39.40)
      General partner                                                      $         4,922.08    $       (19,901.41)



--------------------------------------------------------------------------------------------------------------------



For the six months ended June 30,                                                        2003                  2002
--------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                                      $              714    $            2,586
      Unrealized appreciation (depreciation) of marketable securities                 869,870            (2,575,347)
                                                                             -----------------     -----------------
                                                                                      870,584            (2,572,761)
                                                                             -----------------     -----------------

Expenses:
      General and administrative costs                                                 95,312                82,717
                                                                             -----------------     -----------------

Net income (loss)                                                          $          775,272    $       (2,655,478)
                                                                             =================     =================

Net income (loss) per partnership unit:
      Limited partners (based on 50,000 units)                             $            15.35    $           (52.58)
      General partner                                                      $         7,752.72    $       (26,554.78)

--------------------------------------------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

                                                    Limited               General
For the six months ended June 30, 2003              Partners              Partner                Total
------------------------------------------------------------------------------------------------------------

Balance at January 1, 2003                    $        3,360,940    $       (1,536,318)   $       1,824,622

Net income                                               767,519                 7,753              775,272
                                                -----------------     -----------------     ----------------

Balance at June 30, 2003                      $        4,128,459    $       (1,528,565)   $       2,599,894
                                                =================     =================     ================

------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30,                                                        2003                  2002
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income  (loss)                                                         $          775,272    $       (2,655,478)
Adjustments to reconcile net income (loss)  to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation of marketable securities                    (869,870)            2,575,347

Decrease  in operating asset:
  Marketable securities                                                               115,515               100,108

Decrease in operating liabilities:
  Accrued liabilities                                                                 (20,917)              (19,977)
                                                                             -----------------     -----------------
Cash provided by  operating activities                                                     --                    --
                                                                             -----------------     -----------------

Cash flows from financing activities:
  Distributions to partners                                                                --                    --

Cash at beginning of period                                                                --                    --
                                                                             -----------------     -----------------

Cash at end of period                                                      $               --    $               --
                                                                             =================     =================

--------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 2003 and 2002.

--------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

         The financial information as of June 30, 2003, and for the periods ended June 30, 2003 and 2002 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2003, are not necessarily indicative of results to be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2002, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2003.

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


                                                                                      LIMITED       GENERAL
                                                                                      PARTNERS      PARTNER
                                                                                   -------------  ------------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout") Contribution
         Payout as of June 30, 2003 is $1,600 per
         Unit....................................................................       99%               1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")..............       80%              20%

   III.  After Final Payout......................................................       75%              25%

         Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and six months ended June 30, 2003, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2003, the cumulative profits of the Partnership were $801 per Unit.

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

3.                MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                          JUNE 30, 2003                      DECEMBER 31, 2002
                                  ------------------------------       -----------------------------
                                    CARRYING         -----------        CARRYING
                                     VALUE               COST             VALUE              COST
                                  -----------        -----------       -----------        ----------
Money market fund                $    116,500       $    116,500      $     232,014     $    232,014

Genzyme Molecular Oncology                                                                   646,609
   (461,091 common shares)                 --                 --           806,910

Genzyme General Division            1,091,094            646,609                --                --
    (26,065 common shares)

Repligen Corporation
   (285,700 common shares)          1,454,212            901,433           868,527           901,433
                                  -----------        -----------       -----------        ----------
                                  $ 2,661,806        $ 1,664,542       $ 1,907,451        $1,780,056
                                  ===========        ===========       ===========        ==========

         In accordance with Genzyme Corporation's decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of Genzyme Molecular Oncology ("GMO") common stock was exchanged for 0.05653 shares of Genzyme General Division ("GENZ") common stock. The exchange of GMO shares was based on 130% of the average of the daily closing prices for GMO for the twenty consecutive business days commencing May 8, 2003. Gains associated with the exchange, as well as changes in the market value of the shares, have been included in unrealized appreciation of marketable securities in the Statement of Operations. As of June 30, 2003, the market value of the Partnership's investment of 26,065 shares of GENZ was $1,091,094 ($41.86 per share) as compared to the market value of its investment in 461,091 shares of GMO as of March 31, 2003 and December 31, 2002 of $673,194 and $806,910,
respectively. The Partnership recognized unrealized appreciation on its investment in GENZ for the three months and six months ended June 30, 2003, of $417,900 and $284,184, respectively. As of June 30, 2002, the market value of GMO was $2.52 per share. The carrying value at March 31, 2002 and December 31, 2001 was $5.80 and $8.00 per share, respectively. For the three months and six months ended June 30, 2002, the Partnership recognized unrealized depreciation on its investment of 461,091 shares of GMO in the amounts of $1,512,378 and $2,526,778, respectively.

         The market value of Repligen Corporation ("Repligen") as of June 30, 2003, was $5.09 per share increasing from $4.67 per share as of March 31, 2003 and $3.04 per share as of December 31, 2002. The Partnership recognized unrealized appreciation on its investment of 285,700 shares of $119,994 for the three months ended June 30, 2003, and $585,685 for the six months then ended. As of June 30, 2002, the market value of Repligen was $2.26 per share as compared to a carrying value as of March 31, 2002, of $3.75 per share. The Partnership recognized unrealized depreciation for the quarter ended June 30, 2002, of $425,693. The carrying value of Repligen as of December 31, 2001, was $2.43 per share resulting in the recognition of unrealized depreciation in the amount of $48,569 for the six months ended June 30, 2002.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.    RELATED PARTY TRANSACTIONS

         The money market fund invested in by the Partnership is managed by an affiliate of UBS Financial Services, Inc. ("UBS FS"; formerly, UBS PaineWebber
Inc).

         PWDC and UBS FS, and their affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's seven original Projects, the Partnership continues to own an interest in two Projects: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier; and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for uSe in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of June 30, 2003 the Partnership is carrying these investments at zero.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $1.8 million at December 31, 2002 to $2.6 million at June 30, 2003 resulting from the recognition of net income of $0.8 million for the six months ended June 30, 2003 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets increased from $1.9 million at December 31, 2002 to $2.7 million at June 30, 2003 resulting primarily from an increase in the market values of marketable securities held as of these dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002:

         Net income (loss) for the quarters ended June 30, 2003 and 2002 was $492,208 and $(1,990,141), respectively. The variance resulted from the favorable change in unrealized appreciation of marketable securities.

         The Partnership recognized unrealized appreciation (depreciation) of marketable securities of $537,895 and $(1,938,071) for the three months ended June 30, 2003 and 2002, respectively. The market value of Repligen increased from $4.67 per share as of March 31, 2003, to $5.09 per share as of June 30, 2003. The Partnership recognized unrealized appreciation on its investment 285,700 shares in the amount of $119,994. On June 30, 2003, the Partnership's investment of 461,091 shares of GMO was exchanged for 26,065 shares of GENZ. The market value of the Partnership's investment in GENZ as of this date was $1,091,094 ($41.86 per share) as compared to a market value of its investment in GMO as of March 31, 2003, of $673,194. The Partnership recognized unrealized appreciation for the quarter ended June 30, 2003, of $417,900. The market value of Repligen as of June 30, 2002 was $2.26 per share as compared to $3.75 per share as of March 31, 2002, resulting in unrealized depreciation of $425,693 for the three months ended June 30, 2002. GMO's market value as of June 30, 2002 and March 31, 2002, was $2.52 per share and $5.80 per share, respectively, resulting in the recognition of unrealized depreciation of $1,512,378.

         There were no material variances in expenses for the three months ended June 30, 2003 as compared to the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002:

         For the six months ended June 30, 2003, the Partnership recognized net income of $775,272 as compared to a net loss of $(2,655,478) for this same period in 2002. The variance results from a favorable change in unrealized appreciation of marketable securities.

         The Partnership recognized unrealized appreciation of $869,870 for the six months ended June 30, 2003. The fair value of the Partnership's investment in Repligen increased from $3.04 per share as of December 31, 2002, to $5.09 per share as of June 30, 2003, resulting in the recognition of unrealized appreciation of $585,685 on its investment of 285,700 shares for this period. On June 30, 2003, the Partnership's investment of 461,091 shares of GMO was exchanged for 26,065 shares of GENZ. The carrying value of the GMO shares as of December 31, 2002 was $806,910 as compared to a fair value of the GENZ shares as of June 30, 2003, of $1,091,094. The Partnership recognized unrealized appreciation of $284,184 for the six months ended June 30, 2003. For the six months ended June 30,

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002:

2002, the Partnership recognized unrealized depreciation of $2,575,347 on its investments in GMO and Repligen. GMO's fair value decreased from $8.00 per share as of December 31, 2001, to $2.52 per share as of June 30, 2002, resulting in unrealized depreciation for the six months ended June 30, 2002, on the Partnership's investment of 461,091 shares in the amount of $2,526,778. Repligen's fair value as of June 30, 2002, was $2.26 per share as compared to $2.43 per share as of December 31, 2001. The Partnership recognized unrealized depreciation of $48,569 for the six months ended June 30, 2002.

         There were no material variances in expenses for the six months ended June 30, 2003 and compared to the same period in 2002.

CRITICAL ACCOUNTING POLICIES

         The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the "Notes to Financial Statements" included in this filing on Form 10-Q.) The General Partner's judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner's experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of June 30, 2003, the Partnership is carrying its investments in product development projects at zero.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


         Substantially all of the Partnership's non-cash assets consist of 25,026 shares of GENZ and 285,700 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

         The table below summarizes the Partnership's equity price risks as of June 30, 2003 and 2002 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

                                                                    Estimated             Estimated
                                                                    Market Value After    Partners' Capital
                                                Hypothetical        Hypothetical          After Hypothetical
                             Market Value       Price Change        Change in Price       Change in Price
                             ------------       ------------        ---------------       ---------------
As of June 30, 2003          $2,545,306         30% increase        $3,308,898            $3,379,862
                                                30% decrease        $1,781,714            $1,819,926
As of June 30, 2002          $1,807,631         30% increase        $2,349,920            $2,646,064
                                                30% decrease        $1,265,342            $1,424,804

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

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         a)       EXHIBITS:

                  31.1 Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Chief Executive Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


            b)   REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2003.

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