Form 10-Q
period 2003-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2003-11-14
CIK 865936

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 2003



                                Table of Contents

PART I.           FINANCIAL INFORMATION                                     Page

Item 1.           Financial Statements

                  Statements of Financial Condition (unaudited) at
                  September 30, 2003 and December 31, 2002                     2

                  Statements of Operations
                  (unaudited) for the three months and nine months ended
                  September 30, 2003 and 2002                                  3

                  Statement of Changes in Partners' Capital (Deficit)
                  (unaudited) for the nine months ended September 30, 2003     4

                  Statements of Cash Flows
                  (unaudited) for the nine months ended September 30,
                  2003 and 2002                                                5

                  Notes to Financial Statements
                  (unaudited)                                                6-9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10 - 11

Item 3.           Quantitative and Qualitative Disclosures about Market       12
                  Risks

Item 4.           Controls and Procedures                                     12

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                            13

                  Signatures                                                  14

                  Certifications                                           15-18

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                   September 30,    December 31,
                                                        2003           2002
--------------------------------------------------------------------------------
Assets:

       Marketable securities, at market value        $2,821,552       $1,907,451
                                                     ==========       ==========


Liabilities and partners' capital:

       Accrued liabilities                           $  102,970       $   82,829

       Partners' capital                              2,718,582        1,824,622

                                                     ----------       ----------
Total liabilities and partners' capital              $2,821,552       $1,907,451
                                                     ==========       ==========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended September 30,                 2003              2002
--------------------------------------------------------------------------------
Revenues:
       Interest income                            $       151       $     1,002
       Unrealized appreciation (depreciation)
          of marketable securities                    201,698          (708,326)
                                                  -----------       -----------
                                                      201,849          (707,324)
                                                  -----------       -----------

Expenses:
       General and administrative costs                83,161            41,821
                                                  -----------       -----------

Net income (loss)                                 $   118,688       $  (749,145)
                                                  ===========       ===========

Net income (loss) per partnership unit:
       Limited partners (based on 50,000 units)   $      2.35       $    (14.83)
       General partner                            $  1,186.88       $ (7,491.45)



================================================================================




For the nine months ended September 30,                  2003              2002
--------------------------------------------------------------------------------
Revenues:
       Interest income                            $       865       $     3,588
       Unrealized appreciation (depreciation)
          marketable securities                     1,071,568        (3,283,673)
                                                  -----------       -----------
                                                    1,072,433        (3,280,085)
                                                  -----------       -----------

Expenses:
       General and administrative costs               178,473           124,538
                                                  -----------       -----------

Net income (loss)                                 $   893,960       $(3,404,623)
                                                  ===========       ===========

Net income (loss) per partnership unit:
       Limited partners (based on 50,000 units)   $     17.70       $    (67.41)
       General partner                            $  8,939.60       $(34,046.23)

--------------------------------------------------------------------------------
See notes to financial statements

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(unaudited)

                                                   Limited        General
For the nine months ended September 30, 2003       Partners       Partner         Total
------------------------------------------------------------------------------------------

Balance at January 1, 2003                        $ 3,360,940   $(1,536,318)   $ 1,824,622

Net income                                            885,020         8,940        893,960

                                                  -----------   -----------    -----------
Balance at September 30, 2003                     $ 4,245,960   $(1,527,378)   $ 2,718,582
                                                  ===========   ===========    ===========

------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30,                      2003           2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                    $   893,960    $(3,404,623)
Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
   Unrealized (appreciation) depreciation
      of marketable securities                        (1,071,568)     3,283,673

Decrease in operating assets:
  Marketable securities                                  157,467        152,543

Increase (decrease) in operating liabilities:
  Accrued liabilities                                     20,141        (31,593)
                                                     -----------    -----------
Cash provided by operating activities                         --             --
                                                     -----------    -----------

Cash flows from financing activities:
      Distributions to partners                               --             --
                                                     -----------    -----------

Cash at beginning of period                                   --              -
                                                     -----------    -----------

Cash at end of period                                $        --    $        --
                                                     ===========    ===========


--------------------------------------------------------------------------------
 Supplemental disclosure of cash flow information:

 The Partnership paid no cash for interest or taxes during the nine months ended September 30, 2003 and 2002.

--------------------------------------------------------------------------------
 See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of September 30, 2003, and for the periods ended September 30, 2003 and 2002 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2003, are not necessarily indicative of results to be expected for the year ended December 31, 2003. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2002, and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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

                                                                                           LIMITED       GENERAL
                                                                                           PARTNERS      PARTNER
                                                                                           --------      -------
         I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout") Contribution
            Payout as of September 30, 2003 is $1,612 per
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


         Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and nine months ended September 30, 2003, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2003, the cumulative profits of the Partnership were $803 per Unit.

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

3.       MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                                     SEPTEMBER 30, 2003                     DECEMBER 31, 2002
                                               ------------------------------        ------------------------------
                                                 CARRYING                              CARRYING
                                                   VALUE             COST                VALUE              COST
                                               ------------       -----------        -------------     ------------
 Money market fund                             $     74,547       $    74,547        $     232,014     $    232,014
 Genzyme Molecular Oncology
    (461,091 common shares)                              --                --              806,910          646,609
 Genzyme General
    Division                    (26,065           1,207,083           646,609                   --               --
    common shares)
 Repligen                                         1,539,922           901,433              868,527          901,433
                                               ------------       -----------        -------------     ------------
    (285,700 common shares)
                                               $  2,821,552       $ 1,622,589        $   1,907,451     $  1,780,056
                                               ============       ===========        =============     ============

         In accordance with Genzyme Corporation's decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of Genzyme Molecular Oncology ("GMO") common stock was converted to 0.05653 shares of Genzyme General Division ("GENZ") common stock. The exchange of GMO shares was based on 130% of the average daily closing prices for GMO for the twenty consecutive business days commencing May 8, 2003. Gains associated with the exchange, as well as changes in the market value of the shares have been included in unrealized appreciation of marketable securities in the Statement of Operations. As of September 30, 2003, the market value of the Partnership's investment of 26,065 shares of GENZ was $46.31 per share as compared to the market value of its investment as of June 30, 2003 of $41.86 per share resulting in the recognition of unrealized appreciation of $115,989 for the three months ended September 30, 2003. The market value of the Partnership's investment of 461,091 shares as of December 31, 2002 was $806,910 resulting in the recognition of unrealized appreciation for the nine months ended September 30, 2003 of $400,173. The Partnership recognized unrealized depreciation on its investment in GMO for the three months and nine months ended September 30, 2002, of $705,469 and $3,232,248, respectively. As of September 30, 2002, the market value of the Partnership's investment of 461,091 GMO shares was $0.99 per share. The carrying value at June 30, 2002 and December 31, 2001 was $2.52 and $8.00 per share, respectively.

         The market value of Repligen Corporation ("Repligen") as of September 30, 2003, was $5.39 per share increasing from $5.09 per share as of June 30, 2003 and $3.04 per share as of December 31, 2002. The Partnership recognized unrealized appreciation on its investment of 285,700 shares in the amount of $85,710 for the three months ended September 30, 2003, and $671,395 for the nine months then ended. As of September 30, 2002, the market value of Repligen was $2.25 per share as compared to a carrying value as of June 30, 2002, of $2.26 per share and as of December 31, 2001 of $2.43 per share.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 3 CONTINUED)

The Partnership recognized unrealized depreciation for the nine months ended September 30, 2002, of $51,426.

4.       RELATED PARTY TRANSACTIONS

         The money market fund invested in by the Partnership is managed by an affiliate of UBS Financial Services Inc. ("UBS FS"; formerly, UBS PaineWebber
Inc).

         PWDC and UBS FS, and their affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the Partnership continues to own an interest in two Projects: a $6.0 million investment in Alkermes Clinical Partners, L.P., a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Receptor-Mediated Permeabilizers for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier (see Note 7); and a $6.0 million investment in Cephalon Clinical Partners, L.P., a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of September 30, 2003 the Partnership is carrying these investments at zero.

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

7.       SUBSEQUENT EVENT

         In October 2003 the general partner of Alkermes Clinical Partners, L.P. ("ACP"), on behalf of ACP, solicited proxies from the limited partners of ACP for their consideration and vote upon the proposed termination, liquidation and dissolution of ACP. The general partner of ACP has determined the proposed termination to be in the best interest of ACP and its limited partners. If ACP is terminated, there will be no liquidating distribution to ACP's limited partners (including the Partnership).

         In November 2003, the General Partner of the Partnership voted the Partnership's interest in ACP in favor of the termination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $1.8 million at December 31, 2002 to $2.7 million at September 30, 2003 resulting from the recognition of net income of $0.9 million for the nine months ended September 30, 2003 (as discussed in the Results of Operations below).

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets increased from $1.9 million at December 31, 2002 to $2.8 million at September 30, 2003 resulting primarily from an increase in the market values of marketable securities held as of these dates.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

         Net income (loss) for the quarters ended September 30, 2003 and 2002 was $118,688 and $(749,145), respectively. The variance resulted primarily from the favorable change in unrealized appreciation of marketable securities.

         The Partnership recognized unrealized appreciation (depreciation) of marketable securities of $201,698 and $(708,326) for the three months ended September 30, 2003 and 2002, respectively. The market value of Repligen increased from $5.09 per share as of June 30, 2003, to $5.39 per share as of September 30, 2003. The Partnership recognized unrealized appreciation on its investment of 285,700 shares in the amount of $85,710. On June 30, 2003, the Partnership's investment of 461,091 shares of GMO was exchanged for 26,065 shares of GENZ. The market value of the Partnership's investment in GENZ as of June 30, 2003 was $41.86 per share as compared to a market value as of September 30, 2003, of $46.31. The Partnership recognized unrealized appreciation for the quarter ended September 30, 2003, of $115,989. The market value of Repligen as of September 30, 2002 was $2.25 per share as compared to $2.26 per share as of June 30, 2002. GMO's market value as September 30, 2002 and June 30, 2002, was $0.99 per share and $2.52 per share, respectively, resulting in the recognition of unrealized depreciation of $705,469.

         There were no material variances in expenses for the three months ended September 30, 2003 as compared to the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

         For the nine months ended September 30, 2003, the Partnership recognized net income of $893,960 as compared to a net loss of $3,404,623 for this same period in 2002. The variance results from a favorable change in unrealized appreciation of marketable securities.

         The Partnership recognized unrealized appreciation of $1,071,568 for the nine months ended September 30, 2003. The fair value of the Partnership's investment in Repligen increased from $3.04 per share as of December 31, 2002, to $5.39 per share as of September 30, 2003, resulting in the recognition of unrealized appreciation of $671,395 on its investment of 285,700 shares for this period. On June 30, 2003, the Partnership's investment of 416,061 shares of GMO was exchanged for 26,065 shares of GENZ. The carrying value of the GMO shares as of December 31, 2002 was $806,910 as compared to a fair value of the GENZ shares as of September 30, 2003, of $1,207,083. The Partnership recognized unrealized appreciation of $400,173 for the nine months ended September, 2003.

For the nine months ended September 30, 2002, the Partnership recognized unrealized depreciation of $3,283,673 on its investments in GMO and Repligen. GMO's fair value decreased from $8.00 per share as of December 31, 2001, to $0.99 per share as of September 30, 2002, resulting in unrealized depreciation for the nine months ended September 30, 2002, on the Partnership's investment of 461,091 shares in the amount of $3,232,248. Repligen's fair value as of September 30, 2002, was $2.25 per share as compared to $2.43 per share as of December 31, 2001. The Partnership recognized unrealized depreciation of $51,426 for the nine months ended September 30, 2002.

         There were no material variances in expenses for the nine months ended September 30, 2003 and compared to the same period in 2002.

CRITICAL ACCOUNTING POLICIES

         The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the "Notes to Financial Statements" included in this filing on Form 10-Q.) The General Partner's judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner's experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of September 30, 2003, the Partnership is carrying its investments in product development projects at zero.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Substantially all of the Partnership's non-cash assets consist of 26,065 shares of GENZ and 285,700 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

         The table below summarizes the Partnership's equity price risks as of September 30, 2003 and 2002 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

                                                                          ESTIMATED                ESTIMATED
                                                                          MARKET VALUE AFTER       PARTNERS' CAPITAL
                                                      HYPOTHETICAL        HYPOTHETICAL             AFTER HYPOTHETICAL
                                   MARKET VALUE       PRICE CHANGE        CHANGE IN PRICE          CHANGE IN PRICE
                                   ------------       ------------        -------------------      ------------------
As of September 30, 2003           $2,747,005         30% increase        $3,571,107               $3,542,684
                                                      30% decrease        $1,922,904               $1,894,481
As of September 30, 2002           $1,099,305         30% increase        $1,429,096               $1,616,080
                                                      30% decrease        $  769,513               $  956,497

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

                  None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2003.

                  PAINEWEBBER R&D PARTNERS III, L.P.


                  By:    PaineWebber Development Corporation
                         (General Partner)



                  By:    /s/ Stephen R. Dyer
                         -----------------------------
                         Stephen R. Dyer
                         President



                  By:    /s/ Robert J. Chersi
                         -----------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer