Form 10-K
period 2003-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2004-03-30
CIK 865936

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                __________________

                                    FORM 10-K

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                __________________

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

                                __________________

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

         Indicate by check mark whether the Registrant is an accelerated filer Yes [_] No [X]

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance, actions or achievements of the Partnership or industry results to be materially different from any future results, performance, actions or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of the Partnership on the skills of certain scientific personnel; and the dependence of the Partnership on the General Partner.

                                     PART I


ITEM 1.  BUSINESS.

         PaineWebber R&D Partners III, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation ("PWDC" or "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. ("UBS Americas"), is the general partner and manager of the Partnership. The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology and biotechnology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.

         As of December 31, 2003, the Partnership had an ongoing Project with Cephalon, Inc. (See Note 5 of "Notes to Financial Statements" included in this filing on Form 10-K.) In addition, as of December 31, 2003, the Partnership owned marketable securities as described in Note 3 of the "Notes to Financial Statements" included in this filing on Form 10-K.

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

                                                                           LIMITED       GENERAL
                                                                           PARTNERS      PARTNER
                                                                           --------      -------
   I.     Until the value of the aggregate distributions for each
          limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum
          ("Contribution Payout") Contribution Payout as of December
          31, 2003 is $1,625 per Unit  . . . . . . . . . . . . . . .          99%          1%

   II.    After Contribution Payout and until the value of the
          aggregate distributions for each Unit equals $5,000 ("Final
          Payout") . . . . . . . . . . . . . . . . . . . . . . . . . .        80%         20%

   III.   After Final Payout . . . . . . . . . . . . . . . . . . . . .        75%         25%


         During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2003. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

PROFIT AND LOSS ALLOCATION

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2003, the cumulative profits of the Partnership were $798 per Unit.

OTHER

         At December 31, 2003, the Partnership had no employees, and PWDC had no employees other than its executive officers (see Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.


ITEM 2.  PROPERTIES.

         The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 2003, there were 4,569 Limited Partners. The Partnership purchased none of its limited partnership Units during the year ended December 31, 2003.

         The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. During the years ended December 31, 2003, 2002 and 2001, the Partnership made no distributions to the Partners.


ITEM 6.  SELECTED FINANCIAL DATA.

         See the "Selected Financial Data" on Page F-2 included in this filing on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital of $1.8 million at December 31, 2002, increased to $2.4 million at December 31, 2003, resulting from the Partnership's recognition of net income of $0.6 million (as discussed in Results of Operations below).

      The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets increased from $1.9 million at December 31, 2002 to $2.5 million at December 31, 2003. The change of $0.6 million resulted from an increase in the market values of marketable securities held as of these dates offset by the payment of expenses. The balance of the liquid assets at December 31, 2003, is to be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002:

         Net income (loss) for the years ended December 31, 2003 and 2002 was $0.6 million and $(2.9) million, respectively. The increase of $3.5 million resulted from an increase in revenues of $3.6 million offset by a increase in expenses of $0.1 million.

         Net revenues which consisted primarily of unrealized appreciation (depreciation) of marketable securities were $(2.7) million for the year ended December 31, 2002 as compared to $0.9 million for the year ended December 31, 2003. At December 31, 2002, the Partnership's investments of 0.461 million shares of Genzyme Molecular Oncology ("GMO") and 0.286 million shares of Repligen Corporation ("Repligen") had a market value of $0.8 million ($1.75 per share) and $0.9 million ($3.04 per share), respectively. The market value of GMO and Repligen as of December 31, 2001 was $3.7 million ($8.00 per share) and $0.7 million ($2.43 per share), respectively. The Partnership recognized total unrealized depreciation on these investments of $2.7 million for the year ended December 31, 2002.

(ITEM 7 CONTINUED)

During the year ended December 31, 2003, in accordance with Genzyme Corporation's decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, each share of GMO common stock was converted to 0.05653 shares of Genzyme General Division ("GENZ") common stock. As of December 31, 2003, the market value of the Partnership's investment of
0.026 million shares of GENZ was $1.3 million. The market value of the Partnership's investment of Repligen as of this date was $1.2 million. Accordingly, the Partnership recognized unrealized appreciation for the year ended December 31, 2003, of $0.9 million.

         Expenses increased by $0.1 million from December 31, 2002 to December 31, 2003 resulting primarily from an increase in legal expenses. The Partnership incurred additional legal expenses in connection with the dissolution of its interest in Alkermes Clinical Partners, L.P.

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001:

         Net loss for the year ended December 31, 2002 was $2.9 million as compared to a net loss for the year ended December 31, 2001 of $1.0 million. The variance of $1.9 million resulted from an unfavorable change in unrealized depreciation of marketable securities.

         Net revenues for the years ended December 31, 2002 and 2001 were $(2.7) million and $(0.8) million, respectively, comprised primarily of unrealized depreciation of marketable securities. At December 31, 2002, the Partnership's investment in 0.461 million shares of GMO had a market value of $0.8 million ($1.75 per share) as compared to a market value of $3.7 million ($8.00 per share) as of December 31, 2001. The Partnership recognized unrealized depreciation of $(2.9) million for the year ended December 31, 2002. The market value of the Partnership's investment of 0.286 million shares of Repligen as of December 31, 2002 and 2001 was $0.9 million ($3.04 per share) and $0.7 million ($2.43 per share), respectively. The Partnership recognized unrealized appreciation of $0.2 million for the year ended December 31, 2002. The market value of the Partnership's investments in GMO and Repligen as of December 31, 2001 was $9.1875 per share and $3.375 per share, respectively. Accordingly, for the year ended December 31, 2001, the Partnership recognized unrealized depreciation on its investments in GMO and Repligen of $(0.5) million and $(0.3) million, respectively.

         There were no material variances in expenses for the year ended December 31, 2002 as compared to this same period in 2001.

CRITICAL ACCOUNTING POLICIES

         The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the "Notes to Financial Statements" included in this filing on Form 10-K.) The General Partner's judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner's experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of December 31, 2003, the Partnership is carrying its investment in the remaining product development project at zero.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

         The table below summarizes the Partnership's equity price risks as of December 31, 2003 and 2002 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

                                                                          ESTIMATED                ESTIMATED
                                                                          MARKET VALUE AFTER       PARTNERS' CAPITAL
                                                      HYPOTHETICAL        HYPOTHETICAL             AFTER HYPOTHETICAL
                                   MARKET VALUE       PRICE CHANGE        CHANGE IN PRICE          CHANGE IN PRICE
                                   ------------       ------------        ---------------          ---------------
As of December 31, 2003            $2,533,265         30% increase        $3,293,245               $3,199,533
                                                      30% decrease        $1,773,286               $1,679,574

As of December 31, 2002            $1,675,437         30% increase        $2,178,068               $2,327,253
                                                      30% decrease        $1,172,806               $1,321,991


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Partnership's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

         Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2003:


NAME                               AGE        POSITION AND DATE APPOINTED
----                               ---        ---------------------------
DIRECTORS
     Robert J. Chersi               42        Director since March 2001
     Stephen R. Dyer                44        Director since April 1999
     Rosemarie Albergo              46        Director since December 2003

EXECUTIVE OFFICERS
     Stephen R. Dyer                44        President since March 2001
     Robert J. Chersi               42        Vice President since March 2001
     Rosemarie Albergo              46        Treasurer since March 2001
     Geraldine L. Banyai            62        Secretary since June 1999


         The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(ITEM 10 CONTINUED)

DIRECTORS

         ROBERT J. CHERSI is the Executive Vice President and Chief Financial Officer of UBS Financial Services Inc. ("UBS FS") (formerly, UBS PaineWebber Inc.). He served most recently (prior to the UBS AG merger) as Senior Vice President and Controller of UBS FS. Mr. Chersi joined UBS FS in 1995 following the Kidder, Peabody & Co. Incorporated ("Kidder") acquisition. Previous to his employment with Kidder, Mr. Chersi worked for the accounting firm KPMG Peat Marwick from 1983-1988 serving banking and brokerage industry clients. Mr. Chersi is a Certified Public Accountant and earned a Bachelor of Business Administration in Accounting from Pace University where he graduated summa cum laude in 1983.

         STEPHEN R. DYER is a Senior Vice President of UBS FS. Prior to joining UBS FS in 1988, Mr. Dyer had been employed at L.F. Rothschild & Co., Incorporated and Thomson McKinnon Securities, Inc. He received his Bachelor of Science degree from Boston College and a Masters of Business Administration from Indiana University. Mr. Dyer is a Certified Public Accountant.

         ROSEMARIE ALBERGO is a First Vice President of UBS FS. Prior to joining UBS FS in 1983, Ms. Albergo was employed at KPMG Peat Marwick. She received her Bachelor of Business Adminstration degree from Pace University and is a Certified Public Accountant.

EXECUTIVE OFFICERS

         STEPHEN R DYER, President, see "Directors" above.

         ROBERT J. CHERSI, Vice-President, see "Directors" above.

         ROSEMARIE ALBERGO, Treasurer, see "Directors" above.

         GERALDINE L. BANYAI, Secretary, joined UBS FS in June 1993 as Assistant Secretary of UBS FS and was elected Secretary in March, 1999. Ms. Banyai was elected Divisional Vice President in April 1996 and Corporate Vice President in April 1997. In November 1996, Ms. Banyai was elected Assistant Secretary of UBS Americas. Prior to joining UBS FS, Ms. Banyai was employed by the Philadelphia Savings Fund Society ("PSFS") in Philadelphia for 35 years and served as Vice President and Corporate Secretary of PSFS and 28 of its subsidiaries.

         CODE OF ETHICS

         Neither the General Partner nor the Partnership has adopted a code of ethics with respect to the General Partner's officers and directors. A code of ethics has not been adopted because the General Partner believes that such a policy is not required for the protection of the Limited Partners because the Partnership does not engage in any substantial business activities, the Partnership intends to terminate and all the General Partner's officers and directors are officers and employees of UBS Americas or its affiliates. As such, they are obligated to conduct all their business activities, including those on behalf of the Partnership, in a fair, honest and ethical fashion.

ITEM 11. EXECUTIVE COMPENSATION

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         There are no investors known to the Partnership to be beneficial owners at March 1, 2004 of more than five percent of the Registrant's Units. No member of management of PWDC had any beneficial interest in the Registrant's Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-8 through F-11 included in this filing on Form 10-K.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Fees for audit services totaled $56,500 and $51,000 for the years ended December 31, 2003 and 2002, respectively, including fees associated with the annual audit and the review of the Partnership's quarterly reports on Form 10-Q.

TAX FEES

         Fees for tax services, including tax compliance and tax advice, totaled $15,000 annually for the years ended December 31, 2003 and 2002.

AUDIT-RELATED AND OTHER FEES

         No fees were paid to the principal accountant for audit-related or other services for the years ended December 31, 2003 and 2002.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


         The following documents are filed as part of the filing on Form 10-K.

EXHIBITS

         31.1 Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d- 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Chief Executive Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d- 14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


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


REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2004.

         PAINEWEBBER R&D PARTNERS III, L.P.

         By:  PaineWebber Development Corporation
                (General Partner)

         By:  /s/ Stephen R. Dyer
              -------------------------------------------
              Stephen R. Dyer
              President
              (Principal Executive Officer)


         By:  /s/ Robert J. Chersi
              -------------------------------------------
              Robert J. Chersi
              Vice-President
              (Principal Financial and Accounting Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 30th day of March 2004.



         /s/ Stephen R. Dyer
         ------------------------------------------
         Stephen R. Dyer
         President and Director
         (Principal Executive Officer)


         /s/ Robert J. Chersi
         ------------------------------------------
         Robert J. Chersi
         Vice-President and Director
         (Principal Financial and Accounting Officer)



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

DESCRIPTION                                                          PAGE

Index to Financial Statements                                        F-1

Selected Financial Data                                              F-2

Quarterly Financial Information (Unaudited)                          F-3

Report of Independent Auditors                                       F-4

Statements of Financial Condition,
    at December 31, 2003 and 2002                                    F-5

Statements of Operations,
    for the years ended December 31, 2003, 2002 and 2001             F-6

Statements of Changes in Partners' Capital (Deficit),
    for the years ended December 31, 2003, 2002 and 2001             F-6

Statements of Cash Flows,
    for the years ended December 31, 2003, 2002 and 2001             F-7

Notes to Financial Statements                                        F-8 to F-12



Schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------

AT AND FOR THE YEARS ENDED DECEMBER 31,          2003              2002           2001             2000           1999

------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                                 $   858,752  $     (2,703,179) $   (798,940) $     10,710,670  $   4,926,324
   Net income (loss)                        $   614,931  $     (2,866,290) $   (966,353) $     10,543,808  $   4,762,147

Net income (loss) per partnership interest (A):

   Limited partners                         $     12.18  $         (56.75) $     (19.13) $         208.77  $       94.29
   General partner                          $  6,149.31  $     (28,622.90) $  (9,663.53) $     105,438.08  $   47,621.47


Financial Condition:

   Total assets                             $ 2,533,265  $      1,907,451  $  4,783,593  $      5,743,455  $   6,866,129
   Partners' capital                        $ 2,439,553  $      1,824,622  $  4,690,912  $      5,657,265  $   6,786,285

Distributions to partners:
   Cash                                     $        --  $             --  $         --  $     11,672,828  $   7,070,707

------------------------------------------------------------------------------------------------------------------------

(A)  Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
-------------------------------------------------------------------------------------------------
                                                                    NET INCOME (LOSS)
                                                                PER PARTNERSHIP UNIT (A)
                                            NET INCOME   ---------------------------------------
                          REVENUES             (LOSS)    LIMITED PARTNERS        GENERAL PARTNER
-------------------------------------------------------------------------------------------------
 Calendar 2003

 4th Quarter        $     (213,681)   $     (279,029)    $     (5.52)            $  (2,790.29)

 3rd Quarter               201,849           118,688            2.35                 1,186.88

 2nd Quarter               538,194           492,208            9.75                 4,922.08

 1st Quarter               332,390           283,064            5.60                 2,830.64

-------------------------------------------------------------------------------------------------

 Calendar 2002

 4th Quarter        $      576,906    $      538,333     $     10.65             $   5,383.33

 3rd Quarter              (707,324)         (749,145)         (14.83)               (7,491.45)

 2nd Quarter            (1,936,800)       (1,990,141)         (39.40)              (19,901.41)

 1st Quarter              (635,961)         (665,337)         (13.17)               (6,653.37)

-------------------------------------------------------------------------------------------------

 Calendar 2001

 4th Quarter        $      257,966    $      220,169     $      4.37             $   2,201.69

 3rd Quarter            (2,801,907)       (2,845,859)         (56.35)              (28,458.59)

 2nd Quarter             2,313,340         2,269,709           44.94                22,697.09

 1st Quarter              (568,339)         (610,372)         (12.09)               (6,103.72)

-------------------------------------------------------------------------------------------------

(A)   Based on 50,000 limited partnership units and a 1% general partnership interest.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners III, L.P. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP

Ernst & Young LLP

New York, New York
March 24, 2004

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
                                                       DECEMBER 31,         DECEMBER 31,
                                                              2003                 2002
----------------------------------------------------------------------------------------
Asset:

       Marketable securities, at market value        $   2,533,265       $    1,907,451
                                                     =============       ==============


Liabilities and partners' capital:

       Accrued liabilities                           $      89,482       $       82,829

       Due to bank                                           4,230                   --
                                                     -------------       --------------
                                                            93,712               82,829

       Partners' capital                                 2,439,553            1,824,622

                                                     -------------       --------------
Total liabilities and partners' capital              $   2,533,265       $    1,907,451
                                                     =============       ==============
----------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,                                      2003                 2002                  2001
----------------------------------------------------------------------------------------------------------------------
Revenues:
       Interest income                                       $         924       $        4,362        $       18,593
       Unrealized  appreciation (depreciation) of
        marketable securities                                      857,828           (2,707,541)             (817,533)
                                                             -------------       --------------        --------------
                                                                   858,752           (2,703,179)             (798,940)

Expenses:
       General and administrative costs                            243,821              163,111               167,413
                                                             -------------       --------------        --------------

Net income (loss)                                            $     614,931       $   (2,866,290)       $     (966,353)
                                                             =============       ==============        ==============

Net income (loss) per partnership unit:
       Limited partners (based on 50,000 units)              $       12.18       $       (56.75)       $       (19.13)
       General partner                                       $    6,149.31       $   (28,662.90)       $    (9,663.53)

----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                                                 LIMITED              GENERAL
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001            PARTNERS              PARTNER               TOTAL
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001                                   $   7,155,257       $   (1,497,992)       $    5,657,265
Net loss                                                          (956,690)              (9,663)             (966,353)
                                                             -------------       --------------        --------------

Balance at December 31, 2001                                     6,198,567           (1,507,655)            4,690,912
Net loss                                                        (2,837,627)             (28,663)           (2,866,290)
                                                             -------------       --------------        --------------

Balance at December 31, 2002                                     3,360,940           (1,536,318)            1,824,622
Net income                                                         608,782                6,149               614,931
                                                             -------------       --------------        --------------

Balance at December 31, 2003                                 $   3,969,722       $   (1,530,169)       $    2,439,553
                                                             =============       ==============        ==============

----------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                      2003                 2002                  2001
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                            $     614,931       $   (2,866,290)       $     (966,353)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
  Unrealized (appreciation) depreciation
   of marketable securities                                       (857,828)           2,707,541               817,533

(Increase) decrease in operating assets:
  Marketable securities                                            232,014              168,601               142,329

(Decrease) increase in operating liabilities:
  Accrued liabilities                                                6,653               (9,852)                6,491
  Due to bank                                                        4,230                   --                    --
                                                             -------------       --------------        --------------
Cash provided by  operating activities                                  --                   --                    --
                                                             -------------       --------------        --------------

Decrease in cash                                                        --                   --                    --

Cash at beginning of period                                             --                   --                    --
                                                             -------------       --------------        --------------

Cash at end of period                                        $          --       $           --        $           --
                                                             =============       ==============        ==============

-----------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 2003, 2002 and 2001.

-----------------------------------------------------------------------------------------------------------

See notes to financial statements.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS

         PaineWebber R&D Partners III, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation ("PWDC" or the "General Partner"), an indirect, wholly-owned subsidiary of UBS Americas Inc. ("UBS Americas") is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

                                                                                   LIMITED     GENERAL
                                                                                   PARTNERS    PARTNER
                                                                                   --------    -------
      I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $1,000 plus simple interest on such amount accrued at 5% per annum ("Contribution Payout") Contribution
         Payout as of December 31, 2003 is $1,625 per Unit........................
                                                                                     99%          1%

     II. After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $5,000 ("Final Payout")...............   80%         20%

    III. After Final Payout.......................................................   75%         25%


         During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2003. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2003, the cumulative profits of the Partnership were $798 per Unit.

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

3.                MARKETABLE SECURITIES

         The Partnership held the following marketable securities at:

                                             DECEMBER 31, 2003                DECEMBER 31, 2002
                                     -----------------------------    ---------------------------
                                        CARRYING                         CARRYING
                                         VALUE                COST         VALUE             COST
                                     -----------       ------------   -----------      ----------
 Money market fund                   $        --       $        --    $   232,014      $  232,014

 Genzyme Molecular Oncology
     (461,091 common shares)                  --                --        806,910         646,609

 Genzyme General Division
     (26,065common shares)             1,284,757           646,609             --              --

 Repligen Corporation
    (285,700 common shares)            1,248,508            901,433       868,527         901,433
                                     -----------       ------------   -----------      ----------
                                     $ 2,533,265       $  1,548,042   $ 1,907,451      $1,780,056
                                     ===========       ============   ===========      ==========

         At December 31, 2002, 2001, and 2000, the Partnership recorded its investment of 461,091 shares of Genzyme Molecular Oncology ("GMO") at a market value of $1.75 per share, $8.00 per share and $9.1875 per share, respectively. Accordingly, the Partnership recognized unrealized depreciation of $2,881,818 and $547,546 for the years ended December 31, 2002 and 2001, respectively. In accordance with Genzyme Corporation's decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of GMO common stock was converted to 0.05653 shares of Genzyme General Division ("GENZ") common stock. The exchange of GMO shares was based on 130% of the average daily closing prices for GMO for the twenty consecutive business days commencing May 8, 2003. Gains associated with the exchange, as well as changes in the market value of the shares have been included in unrealized appreciation of marketable securities in the Statement of Operations. As of December 31, 2003, the market value of the Partnership's investment of 26,065 common shares of GENZ was $1,284,757 ($49.29 per share) as compared to the market value of its investment of 461,091 shares of GMO at December 31, 2002, of $806,910. The Partnership recognized unrealized appreciation of $477,847 for the year ended December 31, 2003.

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)

         The Partnership's investment in Repligen Corporation ("Repligen") of 285,700 shares had a market value of $4.37 per share, $3.04 per share and $2.43 per share at December 31, 2003, 2002 and 2001, respectively. The market value as of December 31, 2000 was $3.375 per share. The Partnership recognized unrealized appreciation (depreciation) of $379,981, $174,277 and $(269,987) for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         The money market fund invested in by the Partnership is managed by an affiliate of UBS Financial Services Inc. ("UBS FS") formerly, UBS PaineWebber Inc.

         PWDC and UBS FS, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

         Pursuant to the terms of the Partnership Agreement, the General Partner is required to restore its deficit capital account, if any, by remitting cash equal to such amount to the Partnership.

5.       PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's seven original Projects, the following Project is currently active: a $6.0 million investment in Cephalon Clinical Partners, L.P. ("CCP"), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin(TM) for use in the treatment of amyotrophIC lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as Sponsor Company) has the option to license the Partnership's technology to manufacture and market the products developed. In addition, Cephalon, Inc. has the option to purchase the Partnership's interest in the technology. As of December 31, 2003, the Partnership is carrying this investment at zero.

         At December 31, 2002, the Partnership had a $6.0 million investment in Alkermes Clinical Partners, L.P. ("ACP"), a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Cereport (formerly known as RMP-7) for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. In October 2003 the general partner of ACP solicited proxies from the limited partners of ACP for their consideration and vote upon the proposed termination, liquidation and dissolution of ACP. In November 2003, the General Partner of the Partnership voted the Partnership's interest in ACP in favor of the termination. On December 17, 2003, ACP was terminated. There was no liquidating distribution to ACP's limited partners (including the Partnership).

                       PAINEWEBBER R&D PARTNERS III, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Each Partner separately takes in account, on their individual tax return, their share of the income, gains, losses, deductions or credits for the Partnership's taxable year whether or not any distribution is made to any Partner. Accordingly, no provision has been made in the accompanying financial statements for federal, state or local taxes.