Form 10-Q
period 2004-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2004-05-17
CIK 865936

United States SECURITIES & EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2004
Or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ______
Commission File Number 33-35938
PAINEWEBBER R&D PARTNERS III, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3588219
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or oganization)	Identification No.)

1285 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 713-2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X       No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes            No      X
.

SPECIAL NOTE REGARDING
FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners III, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners III, L.P. on the skills of certain scientific personnel; and the dependence of PaineWebber R&D Partners III, L.P. on the General Partner (hereinafter defined).

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Form 10-Q
March 31, 2004

	Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Statements of Financial Condition (unaudited) at March 31, 2004 and December 31, 2003	2

	Statements of Operations (unaudited) for the three months ended March 31, 2004 and 2003	3

	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the three months ended March 31, 2004	3

	Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and 2003	4

	Notes to Financial Statements (unaudited)	5-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	11

	Signatures	12

	Certifications	13-16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	March 31,	December 31,
	2004	2003

Assets:

Marketable securities, at market value	$2,085,004	$2,533,265

Liabilities and partners' capital:

Accrued liabilities	$139,104	$89,482

Due to bank	4,290	4,230

	143,394	93,712

Partners' capital	1,941,610	2,439,553

Total liabilities and partners' capital	$2,085,004	$2,533,265

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,	2004	2003

Revenues:
Interest income	$—	$415
Unrealized (depreciation) appreciation of marketable securities	(448,261)	331,975

	(448,261)	332,390

Expenses:
General and administrative costs	49,682	49,326

Net income (loss)	$(497,943)	$283,064

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(9.86)	$5.60
General partner	$(4,979.43)	$2,830.64

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the three months ended March 31, 2004	Partners	Partner	Total

Balance at January 1, 2004	$3,969,722	$(1,530,169)	$2,439,553

Net loss	(492,964)	(4,979)	(497,943)

Balance at March 31, 2004	$3,476,758	$(1,535,148)	$1,941,610

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months March 31,	2004	2003

Cash flows from operating activities:
Net income (loss)	$(497,943)	$283,064
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Unrealized depreciation (appreciation) of marketable securities	448,261	(331,975)

Decrease in operating assets:
Marketable securities	—	63,866

Increase (decrease) in operating liabilities:
Accrued liabilities	49,622	(14,955)
Due to bank	60	—

Cash provided by operating activities	—	—

Increase in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 2004 and 2003.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   Organization and Business

The financial information as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2004, are not necessarily indicative of results to be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2003.

   The Partnership is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology and biotechnology companies (“Sponsor Companies”), which have been expected to address significant market opportunities. The Partnership has been engaged in diverse product development projects (the “Projects”) including product development contracts, participation in other partnerships and investments in securities of Sponsor Companies. Once the product development phase has been completed, the Sponsor Companies have had the option to license and commercialize the products resulting from the product development project, and the Partnership has had the right to receive payments based upon the sale of such products.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(Note 1 Continued)

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively, the “Partners”). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner

I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of March 31, 2004 is $1,638 per Unit	99%	1%

II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%

III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months ended March 31, 2004, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2004, the cumulative profits of the Partnership were $788 per Unit.

Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the General Partner’s capital account. Such amount then becomes part of the assets of the Partnership.

2.   Summary of Significant Accounting Policies

The financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Marketable securities consist of common stock which is recorded at market value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(Note 2 Continued)

Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

3.   Marketable Securities

The Partnership held the following marketable securities at:

	March 31, 2004		December 31, 2003

	Carrying Value	Cost	Carrying Value	Cost

Genzyme General Division (26,065 common shares)	$1,219,334	$646,609	$1,284,757	$646,609
Repligen Corporation (285,700 common shares)	865,670	901,433	1,248,508	901,433

	$2,085,004	$1,548,042	$2,533,265	$1,548,042

As of March 31, 2004, the market value of the Partnership’s investment of 26,065 shares of Genzyme General Division (“GENZ”) was $46.78 per share as compared to the market value of its investment as of December 31, 2003 of $49.29 per share resulting in the recognition of unrealized depreciation of $65,423 for the three months ended March 31, 2004. In accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of Genzyme General Division (“GENZ”) common stock. Prior to the conversion, the Partnership had an investment of 461,091 common shares of GMO. As of March 31, 2003, the market value GMO was $1.46 per share as compared to $1.75 per share as of December 31, 2002. The Partnership recognized unrealized depreciation on its investment of 461,091 shares for the three months ended March 31, 2003 of $133,716.

The market value of Repligen Corporation (“Repligen”) as of March 31, 2004, was $3.03 per share decreasing from $4.37 per share as of December 31, 2003. The Partnership recognized unrealized depreciation on its investment of 285,700 shares in the amount of $382,838 for the three months ended March 31, 2004. As of March 31, 2003, the market value of Repligen was $4.67 per share as compared to a carrying value as of December 31, 2002, of $3.04 per share. The Partnership recognized unrealized apppreciation for the three months ended March 31, 2003, of $465,691.

4.   Related Party Transactions

PWDC and UBS Financial Services Inc., and their affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

PAINEWEBBER R&D PARTNERS, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

5.   Product Development Projects

Of the Partnership’s seven original Projects, the Partnership continues to own an interest in one Project: a $6.0 million investment in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of March 31, 2004, the Partnership is carrying this investment at zero.

6.   Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.4 million at December 31, 2003 to $1.9 million at March 31, 2004 resulting from the recognition of a net loss of $0.5 million for the three months ended March 31, 2004 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $2.5 million at December 31, 2003 to $2.1 million at March 31, 2004 resulting primarily from a decrease in the market values of marketable securities held as of these dates.

On March 1, 2004, the General Partner determined to sell at the end of each calendar quarter at the then prevailing market price, shares of Repligen and/or GENZ to the extent necessary to pay the Partnership’s operating expenses.

Results of Operations

Three months ended March 31, 2004 compared to the three months ended March 31, 2003:

Net income (loss) for the quarters ended March 31, 2004 and 2003 was $(497,943) and $283,064, respectively. The variance resulted primarily from the unfavorable change in unrealized appreciation (depreciation) of marketable securities.

The Partnership recognized unrealized appreciation (depreciation) of marketable securities of $(448,261) and $331,975 for the three months ended March 31, 2004 and 2003, respectively. The market value of Repligen decreased from $4.37 per share as of December 31, 2003, to $3.03 per share as of March 31, 2004. The Partnership recognized unrealized depreciation on its investment of 285,700 shares in the amount of $382,838. The market value of GENZ as of March 31. 2004 was $46.78 per share as compared to $49.29 per share as of December 31, 2003. Accordingly, the Partnership recognized unrealized depreciation of $65,423 on its investment of 26,065 shares. As of March 31, 2003, the Partnership had an investment of 461,091 shares of GMO. (As of June 30, 2003, the GMO shares were exchanged for 26,065 shares of GENZ.) The market value of the Partnership’s investment in GMO as of March 31, 2003 was $1.46 per share as compared to a market value as of $1.75 as of December 31, 2002. The Partnership recognized unrealized depreciation for the quarter ended March 31, 2003, of $133,716. The market value of Repligen as of March 31, 2003 was $4.67 per share as compared to $3.04 per share as of December 31, 2002 resulting in the recognition of unrealized appreciation of $465,691.

There were no material variances in expenses for the three months ended March 31, 2004 as compared to the same period in 2003.

Critical Accounting Policies

The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of March 31, 2004, the Partnership is carrying its investment in CCP projects at zero.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 26,065 shares of GENZ and 285,700 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of March 31, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price	Estimated Partners’ Capital After Hypothetical Change in Price

As of March 31, 2004	$2,085,004	30% increase 30% decrease	$2,710,505 $1,459,503	$2,524,093 $1,359,127
As of March 31, 2003	$2,007,412	30% increase 30% decrease	$2,609,636 $1,405,188	$2,739,992 $1,475,380

Item 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)   Changes in Internal Controls. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the date of their evaluation, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a)   Exhibits:

31.1   Chief Executive Officer – Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Chief Financial Officer – Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Chief Executive Officer – Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Chief Financial Officer – Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May, 2004

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation
(General Partner)

By:	/s/ Stephen R. Dyer

Stephen R. Dyer
President

By:	/s/ Robert J. Chersi

Robert J. Chersi
Principal Financial and Accounting Officer