Form 10-Q
period 2004-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2004-08-17
CIK 865936

United States SECURITIES & EXCHANGE COMMISSION Washington, D.C. 20549 __________ Form 10-Q
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2004

Or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ______ to ______

Commission File Number 33-35938
PAINEWEBBER R&D PARTNERS III, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3588219
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1285 Avenue of the Americas, New York, New York	10019
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 713-2000
__________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

__________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

SPECIAL NOTE REGARDING
FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners III, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new an d competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners III, L.P. on the skills of certain scientific personnel; and the dependence of PaineWebber R&D Partners III, L.P. on the General Partner (hereinafter defined).

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Form 10-Q
June 30, 2004

	Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Statements of Financial Condition (unaudited) at June 30, 2004 and December 31, 2003	2

	Statements of Operations (unaudited) for the three months and six months ended June 30, 2004 and 2003	3

	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the six months ended June 30, 2004	4

	Statements of Cash Flows (unaudited) for the six months ended June 30, 2004 and 2003	5

	Notes to Financial Statements (unaudited)	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Certifications	15-18
All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	June 30, 2004	December 31, 2003

Assets:

Marketable securities, at market value	$1,827,532	$2,533,265

Liabilities and partners' capital:

Accrued liabilities	$73,105	$89,482

Due to bank	—	4,230

	73,105	93,712

Partners' capital	1,754,427	2,439,553

Total liabilities and partners' capital	$1,827,532	$2,533,265

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,	2004	2003

Revenues:
Interest income	$15	$299
Unrealized (depreciation) appreciation of marketable securities	(115,858)	537,895
Realized loss on sale of marketable securities	(23,589)	—

	(139,432)	538,194

Expenses:
General and administrative costs	47,751	45,986

Net income (loss)	$(187,183)	$492,208

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(3.71)	$9.75
General partner	$(1,871.83)	$4,922.08

For the six months ended June 30,	2004	2003

Revenues:
Interest income	$15	$714
Unrealized (depreciation) appreciation of marketable securities	(564,119)	869,870
Realized loss on sale of marketable securities	(23,589)	—

	(587,693)	870,584

Expenses:
General and administrative costs	97,433	95,312

Net income (loss)	$(685,126)	$775,272

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(13.57)	$15.35
General partner	$(6,851.26)	$7,752.72

See notes to financial statements.

3

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the six months ended June 30, 2004	Partners	Partner	Total

Balance at January 1, 2004	$3,969,722	$(1,530,169)	$2,439,553

Net loss	(678,275)	(6,851)	(685,126)

Balance at June 30, 2004	$3,291,447	$(1,537,020)	$1,754,427

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Cash Flows
(unaudited)

For the six months ended June 30,	2004	2003

Cash flows from operating activities:
Net income (loss)	$(685,126)	$775,272
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized depreciation (appreciation) of marketable securities	564,119	(869,870)

Decrease in operating asset:
Marketable securities	141,614	115,515

Decrease in operating liabilities:
Accrued liabilities	(16,377)	(20,917)
Due to bank	(4,230)	—
Cash provided by operating activities	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 2004 and 2003.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.             Organization and Business

The financial information as of June 30, 2004, and for the six months ended June 30, 2004 and 2003 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2004, are not necessarily indicative of results to be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2003, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2004.

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

		Limited Partners	General Partner

I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of June 30, 2004 is $1,650 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and six months ended June 30, 2004, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2004, the cumulative profits of the Partnership were $784 per Unit.

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

3.             Marketable Securities

The Partnership held the following marketable securities at:

	June 30, 2004		December 31, 2003

	Carrying Value	Cost	Carrying Value	Cost

Money market fund	$6,662	$6,662	$—	$—

Genzyme General Division (26,065 common shares)	1,233,670	646,609	1,284,757	646,609

Repligen Corporation (238,700 and 285,700 common shares as of June 30, 2004 and December 31, 2003, respectively)	587,200	753,138	1,248,508	901,433

	$1,827,532	$1,406,409	$2,533,265	$1,548,042

As of June 30, 2004, the market value of the Partnership’s investment of 26,065 shares of Genzyme General Division (“GENZ”) was $47.33 per share as compared to the market value of its investment as of March 31, 2004 and December 31, 2003 of $46.78 and $49.29 per share, respectively. The Partnership recognized unrealized appreciation (depreciation) of $14,336 and $(51,087) for the three months and six months ended June 30, 2004, respectively. In accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of the Partnership’s investment in Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of GENZ common stock. Prior to the conversion, the Partnership had an investment of 461,091 common shares of GMO. As of Ju ne 30, 2003, the market value of the Partnership’s investment of 26,065 shares of GENZ was $1,091,094 ($41.86 per share) as compared to the market value of its investment in 461,091 shares of GMO as of March 31, 2003 and December 31, 2002 of $673,194 and $806,910, respectively. The Partnership recognized unrealized appreciation on its investment in GENZ for the three months and six months ended June 30, 2003 of $417,900 and $284,184, respectively.

During the quarter ended June 30, 2004, the Partnership sold in an open-market transaction 47,000 shares of Repligen Corporation (“Repligen”) at a price of $2.6531 per share. The cost basis of the shares  was $3.155 per share. Accordingly, the Partnership recognized a loss on the sale for the three months and six months ended June 30, 2004, of $23,589. The market value of Repligen as of June 30, 2004, was $2.46 per share. The Partnership recognized unrealized depreciation on its remaining investment of 238,700 shares of $136,059 and $455,917 for the three months and six months ended June 30, 2004, respectively. The market value of Repligen as of June 30, 2003, was $5.09 per share increasing from $4.67 per share as of March 31, 2003 and $3.04 per share as of December 31, 2002. The Partnership recognized unrealized appreciation on its investment of 285,700 shares of $119,995 for the three months ended June 30, 2003 and $585,686 for the six months then ended.

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

5.             Product Development Projects

Of the Partnership’s seven original Projects, the Partnership continues to own an interest in one Project: a $6.0 million investment in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of June 30, 2004, the Partnership is carrying this investment at zero.

6.             Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.4 million at December 31, 2003 to $1.7 million at June 30, 2004 resulting from the recognition of a net loss of $0.7 million for the six months ended June 30, 2004 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses or the remittance of cash distributions to the Partners. Liquid assets decreased from $2.5 million at December 31, 2003 to $1.8 million at June 30, 2004 resulting primarily from a decrease in the market values of marketable securities held as of these dates.

On March 1, 2004, the General Partner determined to sell at the end of each calendar quarter at the then prevailing market price, shares of Repligen and/or GENZ to the extent necessary to pay the Partnership’s operating expenses.

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003:

Net income (loss) for the quarters ended June 30, 2004 and 2003 was $(187,183) and $492,208, respectively. The variance resulted primarily from the unfavorable change in unrealized appreciation (depreciation) of marketable securities.

The Partnership recognized unrealized appreciation (depreciation) of marketable securities of $(115,858) and $537,895 for the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the market value of Repligen was $2.46 as compared to $3.03 as of March 31, 2004 resulting in the recognition of unrealized depreciation of $136,059 for this period. The market value of GENZ increased from $46.78 as of March 31, 2004, to $47.33 as of June 30, 2004, resulting in unrealized appreciation of $14,336. The market value of Repligen increased from $4.67 per share as of March 31, 2003, to $5.09 per share as of June 30, 2003. The Partnership recognized unrealized appreciation on its investment 285,700 shares in the amount of $119,995. On June 30, 2003, the Partnership’s investment of 461,091 shares of GMO was exchanged for 26,065 shares of GENZ. The market value of the Partnership’s investment in GENZ as of this date was $1,091,094 ($41.86 per share) as compared to a market value of its investment in GMO as of March 31, 2003, of $673,194 resulting in unrealized appreciation of $417,900.

There were no material variances in expenses for the three months ended June 30, 2004 as compared to the same period in 2003.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003:

For the six months ended June 30, 2004, the Partnership recognized a net loss of $(685,126) as compared to net income of $775,272 for this same period in 2003. The variance results from an unfavorable change in unrealized appreciation (depreciation) of marketable securities and a loss on sale of marketable securities.

The Partnership recognized unrealized depreciation of $564,119 for the six months ended June 30, 2004. The market value of the Partnership’s investment in Repligen decreased from $4.37 per share as of December 31, 2003, to $2.46 per share as of June 30, 2004, resulting in the recognition of unrealized depreciation of $455,917 on its investment of 238,700 shares for this period. Also included in unrealized depreciation for the six months ended June 30, 2004 is the amount of $57,105 representing the change in unrealized depreciation relating to the sale of 47,000 shares of Repligen. On June 30, 2004, the Partnership’s investment of 26,065 shares of GENZ had a market value of $47.33 as compared to $49.29 as of December 31, 2003. Accordingly, the Partnership recognized unrealized depreciation of $51,087 for the six months ended June 30, 2004. For the six months e nded June 30, 2003, the Partnership recognized unrealized appreciation of $869,870. As of June 30, 2003, the Partnership’s investment of 416,091 shares of GMO was exchanged for 26,065 shares of GENZ. The carrying value of the GMO shares as of December 31, 2002 was $806,910 as compared to a fair value of the GENZ shares as of June 30, 2003, of $1,091,094 resulting in unrealized appreciation of $284,184 for the six months ended June 30, 2003. The market value of Repligen increased from $3.04 per share as of December 31, 2002 to $5.09 per share as of June 30, 2003, resulting in the recognition of unrealized appreciation of $585,686 on its investment of 285,700 shares for this period. During the six months ended June 30, 2004, the Partnership sold 47,000 shares of Repligen for total proceeds of $124,687. The carrying value of the shares as of December 31, 2003, was $205,391 resulting in the recognition of a net loss on the sale of $80,704 for this period.

There were no material variances in expenses for the six months ended June 30, 2004 as compared to the same period in 2003.

Critical Accounting Policies

The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of June 30, 2004, the Partnership is carrying its investment in CCP at zero.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 26,065 shares of GENZ and 238,700 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of June 30, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price	Estimated Partners’ Capital After Hypothetical Change in Price

As of June 30, 2004	$1,820,870	30% increase 30% decrease	$2,367,131 $1,274,609	$2,300,688 $1,208,166
As of June 30, 2003	$2,545,306	30% increase 30% decrease	$3,308,898 $1,781,714	$3,363,486 $1,836,302

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Quarterly Report on Form 10-Q was bei ng prepared.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August 2004.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation
(General Partner)

By:	/s/ Stephen R. Dyer

Stephen R. Dyer
President

By:	/s/ Robert J. Chersi

Robert J. Chersi
Principal Financial and Accounting Officer

