Form 10-Q
period 2004-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2004-11-15
CIK 865936

United States SECURITIES & EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004

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
Yes [X]  No [_]

 Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]
.

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

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Form 10-Q
September 30, 2004

	Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Statements of Financial Condition (unaudited) at September 30, 2004 and December 31, 2003	2
	Statements of Operations (unaudited) for the three months and nine months ended September 30, 2004 and 2003	3
	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the nine months ended September 30, 2004	4
	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003	5
	Notes to Financial Statements (unaudited)	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	12
Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14
	Certifications	15-18

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMTAION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	September 30,	December 31,
	2004	2003
Assets:

Marketable securities, at market value	$1,812,864	$2,533,265
Receivable from securities transaction	54,814	—
Total assets	$1,867,678	$2,533,265

Liabilities and partners' capital:
Accrued liabilities	$132,438	$89,482
Due to bank	—	4,230
	132,438	93,712

Partners' capital	1,735,240	2,439,553
Total liabilities and partners' capital	$1,867,678	$2,533,265

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,	2004	2003
Revenues:
Interest income	$10	$151
Unrealized appreciation of marketable securities	86,114	201,698
Realized loss on sale of marketable securities	(42,912)	—
	43,212	201,849

Expenses:
General and administrative costs	62,399	83,161

Net income (loss)	$(19,187)	$118,688

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(0.38)	$2.35
General partner	$(191.87)	$1,186.88

For the nine months ended September 30,	2004	2003
Revenues:
Interest income	$25	$865
Unrealized (depreciation) appreciation of marketable securities	(478,005)	1,071,568
Loss on sale of marketable securities	(66,501)	-
	(544,481)	1,072,433

Expenses:
General and administrative costs	159,832	178,473

Net income (loss)	$(704,313)	$893,960

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(13.95)	$17.70
General partner	$(7,043.13)	$8,939.60

See notes to financial statements.

3

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the nine months ended September 30, 2004	Partners	Partner	Total

Balance at January 1, 2004	$3,969,722	$(1,530,169)	$2,439,553
Net loss	(697,270)	(7,043)	(704,313)
Balance at September 30, 2004	$3,272,452	$(1,537,212)	$1,735,240

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,	2004	2003

Cash flows from operating activities:
Net income (loss)	$(704,313)	$893,960
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized depreciation (appreciation) of marketable securities	478,005	(1,071,568)

Decrease (increase) in operating assets:
Marketable securities	242,396	157,467
Receivable from securities transactions	(54,814)	—

Increase (decrease) in operating liabilities:
Accrued liabilities	42,956	20,141
Due to bank	(4,230)	—
Cash provided by operating activities	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months and nine months ended September 30, 2004 and 2003.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Parntership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.   Organization and Business

The financial information as of September 30, 2004, and for the nine months ended September 30, 2004 and 2003 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2004, are not necessarily indicative of results to be expected for the year ended December 31, 2004. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2003, and the previously issued quarterly reports on Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004.

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
(a Delaware Limited Parntership)

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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of September 30, 2004 is $1,662 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and nine months ended September 30, 2004, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2004, the cumulative profits of the Partnership were $784 per Unit.

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
(a Delaware Limited Parntership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Note 2 Continued)

Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

3.	Marketable Securities

The Partnership held the following marketable securities at:

	September 30, 2004		December 31, 2003
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$10,001	$10,001	$—	$—
Genzyme General Division (26,065 common shares)	1,418,210	646,609	1,284,757	646,609
Repligen Corporation (205,700 and 285,700 common shares as of September 30, 2004 and December 31, 2003, respectively)	384,653	649,017	1,248,508	901,433
	$1,812,864	$1,305,627	$2,533,265	$1,548,042

As of September 30, 2004, the market value of the Partnership’s investment of 26,065 shares of Genzyme General Division (“GENZ”) was $54.41 per share as compared to the market value of its investment as of June 30, 2004 and December 31, 2003 of $47.33 and $49.29 per share, respectively. The Partnership recognized unrealized appreciation of $184,540 and $133,453 for the three months and nine months ended September 30, 2004, respectively. As of September 30, 2003, the market value of the Partnership’s investment of 26,065 shares of GENZ was $46.31 per share as compared to the market value of its investment as of June 30, 2003 of $41.86 per share resulting in the recognition of unrealized appreciation of $115,989 for the three months ended September 30, 2003. In accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of the Partnership’s investment in Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of GENZ common stock. Prior to the conversion, the Partnership had an investment of 461,091 common shares of GMO. The market value of the Partnership’s investment of 461,091 shares as of December 31, 2002, was $806,910 resulting in the recognition of unrealized appreciation for the nine months ended September 30, 2003 of $ 400,173.

During the quarter ended September 30, 2004, the Partnership sold in an open-market transaction 33,000 shares of Repligen Corporation (“Repligen”) at a price of $1.90 per share. The cost basis of the shares approximates $3.155 per share. Accordingly, the Partnership recognized a loss on the sale for the three months ended September 30, 2004, of $42,912. For the nine months ended September 30, 2004, the Partnership sold 80,000 shares of Repligen for total proceeds of $185,897 and recognized a loss on the sales of $66,501 for the period then ended. The market value of Repligen as of September 30, 2004, was $1.87 per share as compared to $2.46 per share and $4.37 per share as of June 30, 2004 and December 31, 2003, respectively. The Partnership recognized an unrealized loss on its remaining investment of 205,700 shares of $121,363 and $514,250 for the three months and nine months ended September 30, 2004, respectively. Also, the change in unrealized depreciation relating to the sale of Repligen shares was $22,937 for the three months ended September 30, 2004 and $97,308 for the nine months then ended. The market value of Repligen as of September 30, 2003, was $5.39 per share increasing from $5.09 per share as of June 30, 2003 and $3.04 per share as of December 31, 2002. The Partnership recognized unrealized appreciation on its investment of 285,700 shares of $85,710 for the three months ended September 30, 2003 and $671,395 for the nine months then ended.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Parntership)

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

5.    Product Development Projects

Of the Partnership’s seven original Projects, the Partnership continues to own an interest in one Project: a $6.0 million investment in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of September 30, 2004, the Partnership is carrying this investment at zero.

6.    Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.4 million at December 31, 2003 to $1.7 million at September 30, 2004 resulting from the recognition of a net loss of $0.7 million for the nine months ended September 30, 2004 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses or the remittance of cash distributions to the Partners. Liquid assets decreased from $2.5 million at December 31, 2003 to $1.8 million at September 30, 2004 resulting from the sale of marketable securities to pay Partnership operating expenses as well as a decrease in the market values of marketable securities held as of these dates.

On March 1, 2004, the General Partner determined to sell at the end of each calendar quarter at the then prevailing market price, shares of Repligen and/or GENZ to the extent necessary to pay the Partnership’s operating expenses.

The General Partner has been exploring various alternatives that would achieve the dual goals of an early termination of the Partnership and retaining for the Limited Partners any value that may be realized from the Partnership’s CCP investment. Each of the options under consideration by the General Partner present potential regulatory or other issues. The General Partner is attempting to resolve these issues. Until the Partnership terminates, the General Partner will continue efforts to minimize the need to further liquidate the Partnership’s remaining liquid assets.

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003:

Net income (loss) for the quarters ended September 30, 2004 and 2003 was $(19,187) and $118,688, respectively. The variance resulted primarily from unfavorable changes in unrealized appreciation (depreciation) of marketable securities of $115,584 and the realized loss on sale of marketable securities of $42,912.

During the third quarter of 2004, the Partnership sold 33,000 shares of Repligen for $1.90 a share as compared to a cost basis of approximately $3.155 per share resulting in the recognition of a loss upon the sale of $42,912. The Partnership recognized unrealized appreciation of marketable securities of $86,114 and $201,698 for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the market value of Repligen was $1.87 as compared to $2.46 as of June 30, 2004 resulting in the recognition of unrealized depreciation of $121,363 for this period. The market value of GENZ increased from $47.33 as of June 30, 2004, to $54.41 as of September 30, 2004, resulting in unrealized appreciation of $184,540. As a result of the sale of Repligen during this quarter there was a re-allocation from unrealized loss to realized loss of $22,937. The market value of Repligen increased from $5.09 per share as of June 30, 2003, to $5.39 per share as of September 30, 2003. The Partnership recognized unrealized appreciation on its investment 285,700 shares in the amount of $85,710. The market value of the Partnership’s investment in GENZ as of June 30, 2003 was $41.86 per share as compared to a market value as of September 30, 2003 of $46.31. The Partnership recognized unrealized appreciation for the quarter ended September 30, 2003 of $115,989.

There were no material variances in expenses for the three months ended September 30, 2004 as compared to the same period in 2003.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

For the nine months ended September 30, 2004, the Partnership recognized a net loss of $(704,313) as compared to net income of $893,960 for this same period in 2003. The variance results primarily from an unfavorable change in unrealized appreciation (depreciation) of marketable securities.

The Partnership recognized unrealized depreciation of $478,005 for the nine months ended September 30, 2004. The market value of the Partnership’s investment in Repligen decreased from $4.37 per share as of December 31, 2003, to $1.87 per share as of September 30, 2004, resulting in the recognition of unrealized depreciation of $514,250 on its investment of 205,700 shares for this period. Also included in unrealized depreciation for the nine months ended September 30, 2004, is the amount of $97,308 representing the change in unrealized depreciation relating to the sale of 80,000 shares of Repligen. During the nine months ended September 30, 2004, the Partnership sold 80,000 shares of Repligen for total proceeds of $185,897. The cost basis of the shares was $252,398 resulting in the recognition of a net loss on the sale of $66,501 for this period. On September 30, 2004, the Partnership’s investment of 26,065 shares of GENZ had a market value of $54.41 as compared to $49.29 as of December 31, 2003. Accordingly, the Partnership recognized unrealized appreciation of $133,453 for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the Partnership recognized unrealized appreciation of $1,017,568. As of June 30, 2003, the Partnership’s investment of 416,091 shares of GMO was exchanged for 26,065 shares of GENZ. The carrying value of the GMO shares as of December 31, 2002 was $806,910 as compared to a fair value of the GENZ shares as of September 30, 2003, of $1,207,083 resulting in unrealized appreciation of $400,173 for the nine months ended September 30, 2003. The market value of Repligen increased from $3.04 per share as of December 31, 2002 to $5.39 per share as of September 30, 2003, resulting in the recognition of unrealized appreciation of $671,395 on its investment of 285,700 shares for this period.

There were no material variances in expenses for the nine months ended September 30, 2004 as compared to the same period in 2003.

Critical Accounting Policies

The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of September 30, 2004, the Partnership is carrying its investment in CCP at zero.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 26,065 shares of GENZ and 205,700 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of September 30, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of September 30, 2004	$1,802,863	30% increase 30% decrease	$ $	2,343,722 1,262,004	$ $	2,276,099 1,194,381

As of September 30, 2003	$2,747,005	30% increase 30% decrease	$ $	3,571,107 1,922,904	$ $	3,542,684 1,894,481

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 2004.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation (General Partner)

By:	/s/ Stephen R. Dyer

Stephen R. Dyer President

By:	/s/ Robert J. Chersi

Robert J. Chersi Principal Financial and Accounting Officer

