Form 10-K
period 2004-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2005-03-31
CIK 865936

 United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
Form 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2004
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
_____________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

Indicate by check mark whether the Registrant is an accelerated filer Yes ☐ No ☒

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
PaineWebber R&D Partners III, L.P. (the “Partnership” or “Registrant”) is a Delaware limited partnership that commenced operations on June 3, 1991, with a total of $43.1 million available for investment. Paine Webber Development Corporation (“PWDC” or “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. (“UBS Americas”), is the general partner and manager of the Partnership. The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the “Projects”) with technology and biotechnology companies (“Sponsor Companies”), which have been expected to address significant market opportunities. The Partnership will terminate on December 31, 2015, unless its term is extended or reduced by the General Partner.

As of December 31, 2004, the Partnership had an ongoing Project with Cephalon, Inc. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-K.) In addition, as of December 31, 2004, the Partnership owned marketable securities as described in Note 3 of the “Notes to Financial Statements” included in this filing on Form 10-K.

It is the intention of the General Partner to liquidate the Partnership’s remaining investments in a manner that preserves value for the Partners (hereinafter defined), while minimizing associated expenses. However, the Partnership’s remaining Project is illiquid with uncertain prospects. The General Partner continues to consider ways in which it can terminate the Partnership while maintaining the Partners’ rights to any future revenues that may accrue from that Project.

Partnership Management

The Partnership has contracted with the General Partner, pursuant to a management agreement (the “Management Contract”), responsibility for management and administrative services necessary for the operation of the Partnership for which it is entitled to receive an annual management fee. As of January 1, 1997, the General Partner ceased to charge a management fee for services rendered to the Partnership.

(Item 1 Continued)

Distributions

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively the “Partners”). All distributions to the Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”). Contribution Payout as of December 31, 2004 is $1,675 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2004. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profit and Loss Allocation

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2004, the cumulative profits of the Partnership were $789 per Unit.

Other

At December 31, 2004, the Partnership had no employees, and PWDC had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.

Item 2.	Properties.
The Partnership does not own or lease any office, manufacturing or laboratory facilities.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 2004, there were 4,531 Limited Partners. The Partnership purchased none of its limited partnership Units during the year ended December 31, 2004.

The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership’s business. During the years ended December 31, 2004, 2003 and 2002, the Partnership made no distributions to the Partners.

Item 6.	Selected Financial Data.

See the “Selected Financial Data” on Page F-2 included in this filing on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital of $2.5 million at December 31, 2003, decreased to $2.0 million at December 31, 2004, resulting from the Partnership’s recognition of a net loss of $0.5 million (as discussed in Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets decreased from $2.5 million at December 31, 2003 to $2.1 million at December 31, 2004. The decrease of $0.4 million resulted primarily from the sale of marketable securities during 2004. On March 1, 2004, the Board of Directors of the General Partner consented that the Partnership sell at the then prevailing market price at the end of each calendar quarter, as many shares of marketable securities required to pay the Partnership’s operating expenses for which no other funds are available to the Partnership.

Results of Operations

Year ended December 31, 2004 compared to the year ended December 31, 2003:

Net loss for the year ended December 31, 2004 was $0.5 million as compared to net income for the year ended December 31, 2003 of $0.6 million. The unfavorable variance of $1.1 million resulted primarily from an unfavorable change in unrealized depreciation of marketable securities.

Net revenues for the years ended December 31, 2004 and 2003 were $(0.2) million and $0.9 million, respectively, comprised primarily of unrealized appreciation (depreciation) of marketable securities. At December 31, 2004, the Partnership’s investment in 0.026 million shares of Genzyme General Division (“GENZ”) had a market value of $1.5 million ($58.07 per share) as compared to a market value of $1.3 million ($49.29 per share) as of December 31, 2003. The Partnership recognized unrealized appreciation of $0.2 million for the year ended December 31, 2004. During 2004, the Partnership sold 0.093 shares of Repligen Corporation (“Repligen”). The market value of the remaining investment in Repligen of 0.192 shares as of December 31, 2004 was $0.54 million ($2.88 per share) as compared to $0.84 million ($4.37 per share) as of December 31, 2003. The Partnership recognized unrealized depreciation of $0.4 million for the year ended December 31, 2004, which includes the change in unrealized appreciation previously recorded of $0.1 million related to the sale of the Repligen shares. The market value of the Partnership’s investment of 0.286 million shares of Repligen as of December 31, 2003 and 2002 was $1.3 million ($4.37 per share) and $0.9 million ($3.04 per share), respectively. The Partnership recognized unrealized appreciation of $0.4 million for the year ended December 31, 2003. During the year ended December 31, 2003, in accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, each share of Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of GENZ common stock. The Partnership’s investment of 0.461 million shares of GMO was converted to 0.026 million shares of GENZ. As of December 31, 2003, the market value of the Partnership’s investment in Genzyme Corporation was $1.3 million as compared to $0.8 million as of December 31, 2002. The Partnership recognized unrealized appreciation of $0.5 million for the year ended December 31, 2003.

(Item 7 Continued)

There were no material variances in expenses for the year ended December 31, 2004 as compared to this same period in 2003.

Year ended December 31, 2003 compared to the year ended December 31, 2002:

Net income (loss) for the years ended December 31, 2003 and 2002 was $0.6 million and $(2.9) million, respectively. The increase of $3.5 million resulted from an increase in revenues of $3.6 million offset by an increase in expenses of $0.1 million.

Net revenues which consisted primarily of unrealized appreciation (depreciation) of marketable securities were $(2.7) million for the year ended December 31, 2002 as compared to $0.9 million for the year ended December 31, 2003 (refer to the year ended December 31, 2004 compared to the year ended December 31, 2003). At December 31, 2002, the Partnership’s investments of 0.461 million shares of GMO and 0.286 million shares of Repligen had a market value of $0.8 million ($1.75 per share) and $0.9 million ($3.04 per share), respectively. The market value of GMO and Repligen as of December 31, 2001 was $3.7 million ($8.00 per share) and $0.7 million ($2.43 per share), respectively. The Partnership recognized total net unrealized depreciation on these investments of $2.7 million for the year ended December 31, 2002.

Expenses increased by $0.1 million from December 31, 2002 to December 31, 2003 resulting primarily from an increase in legal expenses. The Partnership incurred additional legal expenses for the year ended December 31, 2003, in connection with the dissolution of its interest in Alkermes Clinical Partners, L.P.

(Item 7 Continued)

Critical Accounting Policies

The General Partner makes judgments in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-K.) The General Partner’s judgment involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of December 31, 2004, the Partnership is carrying its investment in the remaining product development project at zero.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

The Partnership’s non-cash assets subject to market risk consist of 26,065 shares of GENZ and 192,300 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

The carrying values of marketable securities subject to equity price risks are based on quoted market prices as of the dates of the Statements of Financial Condition. Market prices are subject to fluctuation and, consequently, the amount realized in the subsequent sale may significantly differ from the reported market value. Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

The table below summarizes the Partnership’s equity price risks as of December 31, 2004 and 2003 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of December 31, 2004	$2,067,430	30% increase 30% decrease	$ $	2,687,659 1,447,201	$ $	2,607,906 1,367,448
As of December 31, 2003	$2,533,265	30% increase 30% decrease	$ $	3,293,245 1,773,286	$ $	3,199,533 1,679,574

Item 8.	Financial Statements and Supplementary Data.

The information in response to this item may be found under the following captions included in this filing on Form 10-K:

Report of Independent Registered Public Accounting Firm (Page F-4)
Statements of Financial Condition (Page F-5)
Statements of Operations (Page F-6)
Statements of Changes in Partners’ Capital (Deficit) (Page F-6)
Statements of Cash Flows (Page F-7)
Notes to Financial Statements (Pages F-8 to F-12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

Item 9A.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Evaluation of Disclosure Controls and Procedures. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2004:

Name	Age	Position and Date Appointed
Directors
Robert J. Chersi	43	Director since March 2001
Stephen R. Dyer	45	Director since April 1999
Rosemarie Albergo	47	Director since December 2003

Executive Officers
Stephen R. Dyer	45	President since March 2001
Robert J. Chersi	43	Vice President since March 2001
Rosemarie Albergo	47	Treasurer since March 2001
Geraldine L. Banyai	63	Secretary since June 1999

The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(Item 10 Continued)

Directors

Robert J. Chersi is the Executive Vice President and Chief Financial Officer of UBS Financial Services Inc. (“UBS FS”) (formerly, UBS PaineWebber Inc.). He served most recently (prior to the UBS AG merger) as Senior Vice President and Controller of UBS FS. Mr. Chersi joined UBS FS in 1995 following the Kidder, Peabody & Co. Incorporated (“Kidder”) acquisition. Previous to his employment with Kidder, Mr. Chersi worked for the accounting firm KPMG Peat Marwick from 1983-1988 serving banking and brokerage industry clients. Mr. Chersi is a Certified Public Accountant and earned a Bachelor of Business Administration in Accounting from Pace University where he graduated summa cum laude in 1983.

Stephen R. Dyer is a Senior Vice President of UBS FS. Prior to joining UBS FS in 1988, Mr. Dyer had been employed at L.F. Rothschild & Co., Incorporated and Thomson McKinnon Securities, Inc. He received his Bachelor of Science degree from Boston College and a Masters of Business Administration from Indiana University. Mr. Dyer is a Certified Public Accountant.

Rosemarie Albergo is a First Vice President of UBS FS. Prior to joining UBS FS in 1983, Ms. Albergo was employed at KPMG Peat Marwick. She received her Bachelor of Business Administration degree from Pace University and is a Certified Public Accountant.

Executive Officers

Stephen R Dyer, President, see “Directors” above.

Robert J. Chersi, Vice-President, see “Directors” above.

Rosemarie Albergo, Treasurer, see “Directors” above.

Geraldine L. Banyai, Secretary, joined UBS FS in June 1993 as Assistant Secretary of UBS FS and was elected Secretary in March, 1999. Ms. Banyai was elected Divisional Vice President in April 1996 and Corporate Vice President in April 1997. In November 1996, Ms. Banyai was elected Assistant Secretary of UBS Americas. Prior to joining UBS FS, Ms. Banyai was employed by the Philadelphia Savings Fund Society (“PSFS”) in Philadelphia for 35 years and served as Vice President and Corporate Secretary of PSFS and 28 of its subsidiaries.

Code of Ethics

Neither the General Partner nor the Partnership has adopted a code of ethics with respect to the General Partner’s officers and directors. A code of ethics has not been adopted because the General Partner believes that such a policy is not required for the protection of the Limited Partners because the Partnership does not engage in any substantial business activities, the Partnership intends to terminate, and all the General Partner’s officers and directors are officers and employees of UBS Americas or its affiliates. As such, they are obligated to conduct all their business activities, including those on behalf of the Partnership, in a fair, honest and ethical fashion.

Item 11.	Executive Compensation.

No compensation was paid directly to executive officers of PWDC by the Registrant. PWDC serves as General Partner for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership. See the section entitled “Related Party Transactions” under the caption “Notes to Financial Statements” on pages F-8 through F-12 included in this filing on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There are no investors known to the Partnership to be beneficial owners at March 1, 2005 of more than five percent of the Registrant’s Units. No member of management of PWDC had any beneficial interest in the Registrant’s Units.

Item 13.	Certain Relationships and Related Transactions.

Information in response to this item may be found in the section entitled “Related Party Transactions” under the caption “Notes to Financial Statements” on pages F-8 through F-12 included in this filing on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Fees for audit services totaled $62,500 and $56,500 for the years ended December 31, 2004 and 2003, respectively, including fees associated with the annual audit and the review of the Partnership’s quarterly reports on Form 10-Q.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $12,500 and $15,000 for the years ended December 31, 2004 and 2003, respectively.

Audit-Related and Other Fees

No fees were paid to the principal accountant for audit-related or other services for the years ended December 31, 2004 and 2003.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of the filing on Form 10-K.

Exhibits

31.1	Chief Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Chief Executive Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Chief Financial Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002.

Financial Statements

The financial statements, together with the report of Ernst & Young LLP, are listed in the accompanying index to financial statements and notes to financial statements appearing on page F-1.

Report of Independent Registered Public Accounting Firm (Page F-4)
Statements of Financial Condition (Page F-5)
Statements of Operations (Page F-6)
Statements of Changes in Partners’ Capital (Deficit) (Page F-6)
Statements of Cash Flows (Page F-7)
Notes to Financial Statements (Pages F-8 to F-12)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2005.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation
(General Partner)

By:	/s/ Stephen R. Dyer
Stephen R. Dyer
President
(Principal Executive Officer)

By:	/s/ Robert J. Chersi
Robert J. Chersi
Vice President
(Principal Financial and Accounting Officer)

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

All Schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Selected Financial Data

At and for the years ended December 31,	2004	2003	2002	2001	2000

Operating Results:

Revenues	$(249,105)	$858,752	$(2,703,179)	$(798,940)	$10,710,670
Net income (loss)	$(451,876)	$614,931	$(2,866,290)	$(966,353)	$10,543,808

Net income (loss) per partnership interest (A):

Limited partners	$(8.95)	$12.18	$(56.75)	$(19.13)	$208.77
General partner	$(4,518.76)	$6,149.31	$(28,622.90)	$(9,663.53)	$105,438.08

Financial Condition:

Total assets	$2,082,760	$2,533,265	$1,907,451	$4,783,593	$5,743,455
Partners' capital	$1,987,677	$2,439,553	$1,824,622	$4,690,912	$5,657,265

Distributions to partners:
Cash	$—	$—	$—	$—	$11,672,828

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Quarterly Financial Information (Unaudited)
			Net Income (Loss)
		Net income	Per Partnership Unit (A)
	Revenues	(Loss)	Limited Partners	General Partner

Calendar 2004

4th Quarter	$295,376	$252,437	$5.00	$2,524.37

3rd Quarter	43,212	(19,187)	(0.38)	(191.87)

2nd Quarter	(139,432)	(187,183)	(3.71)	(1,871.83)

1st Quarter	(448,261)	(497,943)	(9.86)	(4,979.43)

Calendar 2003

4th Quarter	$(213,681)	$(279,029)	$(5.52)	$(2,790.29)

3rd Quarter	201,849	118,688	2.35	1,186.88

2nd Quarter	538,194	492,208	9.75	4,922.08

1st Quarter	332,390	283,064	5.60	2,830.64

Calendar 2002

4th Quarter	$576,906	$538,333	$10.65	$5,383.33

3rd Quarter	(707,324)	(749,145)	(14.83)	(7,491.45)

2nd Quarter	(1,936,800)	(1,990,141)	(39.40)	(19,901.41)

1st Quarter	(635,961)	(665,337)	(13.17)	(6,653.37)

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

Report of Independent Registered Public Accounting Firm

To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. (the “Partnership”) as of December 31, 2004 and 2003, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 11, 2005

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

	December 31,	December 31,
	2004	2003
Asset:

Marketable securities, at market value	$2,082,760	$2,533,265

Liabilities and partners' capital:

Accrued liabilities	$95,083	$89,482

Due to bank	-	4,230
	95,083	93,712

Partners' capital	1,987,677	2,439,553

Total liabilities and partners' capital	$2,082,760	$2,533,265

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations

For the years ended December 31,	2004	2003	2002
Revenues:
Interest income	$76	$924	$4,362
Realized loss on sale of marketable securities	(78,022)	-	-
Unrealized (depreciation) appreciation of
marketable securities	(171,159)	857,828	(2,707,541)
	(249,105)	858,752	(2,703,179)

Expenses:
General and administrative costs	202,771	243,821	163,111

Net income (loss)	$(451,876)	$614,931	$(2,866,290)

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(8.95)	$12.18	$(56.75)
General partner	$(4,518.76)	$6,149.31	$(28,662.90)

Statements of Changes in Partners' Capital (Deficit)
	Limited	General
For the years ended December 31, 2004, 2003 and 2002	Partners	Partner	Total

Balance at January 1, 2002	$6,198,567	$(1,507,655)	$4,690,912
Net loss	(2,837,627)	(28,663)	(2,866,290)

Balance at December 31, 2002	3,360,940	(1,536,318)	1,824,622
Net income	608,782	6,149	614,931

Balance at December 31, 2003	3,969,722	(1,530,169)	2,439,553
Net loss	(447,357)	(4,519)	(451,876)

Balance at December 31, 2004	$3,522,365	$(1,534,688)	$1,987,677

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows

For the years ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$(451,876)	$614,931	$(2,866,290)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Unrealized depreciation (appreciation)
of marketable securities	171,159	(857,828)	2,707,541

Decrease in operating assets:
Marketable securities	279,346	232,014	168,601

Increase (decrease) in operating liabilities:
Accrued liabilities	5,601	6,653	(9,852)
Due to bank	(4,230)	4,230	—
Cash provided by operating activities	—	—	—

Decrease in cash	—	—	—

Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest or taxes during the years ended December 31, 2004, 2003 and 2002.
.
See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

1. Organization and Business

PaineWebber R&D Partners III, L.P. (the “Partnership”) is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. (“UBS Americas”) is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Note 1 Continued)

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively the “Partners”). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”). Contribution Payout as of December 31, 2004 is $1,675 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2004. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2004, the cumulative profits of the Partnership were $789 per Unit.

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
December 31, 2004

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

3.   Marketable Securities

The Partnership held the following marketable securities at:
	December 31, 2004		December 31, 2003
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$15,330	$15,330	$—	$—
Genzyme General Division (26,065 common shares)	1,513,608	646,609	1,284,757	646,609
Repligen Corporation (192,300 and 285,700 common shares as of December 31, 2004 and 2003, respectively)	553,822	606,757	1,248,508	901,433
	$2,082,760	$1,268,696	$2,533,265	$1,548,042

At December 31, 2004, and 2003, the Partnership recorded its investment of 26,065 shares of Genzyme General Division (“GENZ”) at a market value of $58.07 per share and $49.29 per share, respectively. Accordingly, the Partnership recognized unrealized appreciation of $228,851 for the year ended December 31, 2004. In accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of GENZ. The Partnership’s investment of 461,091 shares of GMO was exchanged for 26,065 shares of GENZ. The exchange of GMO shares was based on 130% of the average daily closing prices for GMO for the twenty consecutive business days commencing May 8, 2003. Gains associated with the exchange, as well as changes in the market value of the shares have been included in unrealized appreciation of marketable securities in the Statement of Operations. The market value of the Partnership’s investment in GMO as

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Note 3 Continued)

of December 31, 2002 and 2001 was $806,910 and $3,688,728, respectively. The Partnership recognized unrealized appreciation (depreciation) on in its investment in Genzyme Corporation of $477,847 and $(2,881,818) for the years ended December 31, 2003 and 2002.

      During 2004, the Partnership sold 93,400 shares of Repligen Corporation (“Repligen”) for total proceeds of $216,654. The cost basis of the shares was $294,676 resulting in the recognition of loss upon the sale of $78,022 for the year ended December 31, 2004. The market value per share of Repligen was $2.88, $4.37, and $3.04 at December 31, 2004, 2003 and 2002, respectively. The market value as of December 31, 2001 was $2.43 per share. The Partnership recognized unrealized (depreciation) appreciation of $(400,010), $379,981 and $174,277 for the years ended December 31, 2004, 2003 and 2002, respectively. Unrealized depreciation of $(400,010) for the year ended December 31, 2004, includes the change in unrealized appreciation previously recorded of $113,483 related to the sale of Repligen shares.

On March 3, 2003, the Board of Directors of Repligen adopted a shareholder rights plan to help protect investors against potential hostile takeover attempts. Under the plan a dividend was declared of one purchase right for each outstanding share of common stock held as of March 17, 2003. (The Partnership continued to own 285,700 Repligen shares as of this date). The rights are not immediately exercisable and will be “triggered” upon such time that a purchaser acquires 15% or more of Repligen’s outstanding common stock. The rights entitle the holder to purchase $100 worth of Repligen common stock at a purchase price of $50.00.

4. Related Party Transactions

The General Partner is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of January 1, 1997, the General Partner elected to discontinue the management fee charged to the Partnership.

The money market fund invested in by the Partnership is managed by an affiliate of UBS Financial Services Inc. (“UBS FS”).

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

5. Product Development Projects

   As of December 31, 2004, the Partnership has an interest in one remaining Project: a $6.0 million investment in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004

(Note 5 Continued)

has the option to purchase the Partnership’s interest in the technology. As of December 31, 2004, the Partnership is carrying this investment at zero.

At December 31, 2002, the Partnership had a $6.0 million investment in Alkermes Clinical Partners, L.P. (“ACP”), a $46.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Cereport (formerly known as RMP-7) for use in the treatment of diseases of the brain and central nervous system by enabling the delivery of drugs across the blood brain barrier. In October 2003 the general partner of ACP solicited proxies from the limited partners of ACP for their consideration and vote upon the proposed termination, liquidation and dissolution of ACP. In November 2003, the General Partner of the Partnership voted the Partnership’s interest in ACP in favor of the termination. On December 17, 2003, ACP was terminated. There was no liquidating distribution to ACP’s limited partners (including the Partnership).

6. Income Taxes

The Partnership is not subject to federal, state or local income taxes. Each Partner separately takes into account, on their individual tax return, their share of the income, gains, losses deductions or credits for the Partnership’s taxable year whether or not any distribution is made to any Partner. Accordingly, no provision has been made in the accompanying financial statements for federal, state or local taxes.