Form 10-Q
period 2005-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2005-05-16
CIK 865936

United States
SECURITIES & ECHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
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

PAINEWEBBER R&D PARNTERS III, L.P.
(A Delaware Limited Partnership)

Form 10-Q
March 31, 2005

	Table of Contents
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Statements of Financial Condition (unaudited) at March 31, 2005 and December 31, 2004	2
	Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004	3
	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the three months ended March 31, 2005	3
	Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004	4
	Notes to Financial Statements (unaudited)	5-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	10
Item 4.	Controls and Procedures	11
PART II.	OTHER INFORMATION
Item 6.	Exhibits	11
	Signatures	12
	Certifications	13-16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	March 31,	December 31,
	2005	2004
Assets:
Marketable securities, at market value	$1,809,709	$2,082,760

Liabilities and partners' capital:

Accrued liabilities	$105,545	$95,083
Partners' capital	1,704,164	1,987,677
Total liabilities and partners' capital	$1,809,709	$2,082,760

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,	2005	2004
Revenues:
Interest income	$44	$--
Realized loss on the sale of marketable securities	(94,118)	--
Unrealized depreciation of marketable securities	(159,344)	(448,261)
	(253,418)	(448,261)

Expenses:
General and administrative costs	30,095	49,682

Net loss	$(283,513)	$(497,943)

Net loss per partnership unit:
Limited partners (based on 50,000 units)	$(5.61)	$(9.86)
General partner	$(2,835.13)	$(4,979.43)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the three months ended March 31, 2005	Partners	Partner	Total

Balance at January 1, 2005	$3,522,365	$(1,534,688)	$1,987,677

Net loss	(280,678)	(2,835)	(283,513)

Balance at March 31, 2005	$3,241,687	$(1,537,523)	$1,704,164

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,	2005	2004

Cash flows from operating activities:
Net loss	$(283,513)	$(497,943)
Adjustments to reconcile net loss to cash provided by operating activities:
Unrealized depreciation of marketable securities	159,344	448,261

Decrease in operating assets:
Marketable securities	113,707	-

Increase in operating liabilities:
Accrued liabilities	10,462	49,622
Due to bank	-	60
Cash provided by operating activities	-	-

Increase in cash	-	-

Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 2005 and 2004.

See notes to financial statements.

PAINEWEBBER R&D PARNTERS III, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)
1.	Organization and Business

The financial information as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2005, are not necessarily indicative of results to be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2004.

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

PAINEWEBBER R&D PARNTERS III, L.P.
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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of March 31, 2005 is $1,688 per Units	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months ended March 31, 2005, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2005, the cumulative profits of the Partnership were $783 per Unit.

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

PAINEWEBBER R&D PARNTERS III, L.P.
(A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(Note 2 Continued)

Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

3.	Marketable Securities

The Partnership held the following marketable securities at:

	March 31, 2005		December 31, 2004
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$95,024	$95,024	$15,330	$15,330
Genzyme General Division (26,065 common shares)	1,491,974	646,609	1,513,608	646,609
Repligen Corporation (131,000 and 192,300 common shares as of March 31, 2005 and December 31, 2004, respectively)	222,711	413,337	553,822	606,757
	$1,809,709	$1,154,970	$2,082,760	$1,268,696

As of March 31, 2005, the market value of the Partnership’s investment of 26,065 shares of Genzyme General Division (“GENZ”) was $57.24 per share as compared to the market value of its investment as of December 31, 2004 of $58.07 per share resulting in the recognition of unrealized depreciation of $21,634 for the three months ended March 31, 2005. The market value of GENZ decreased from $49.29 per share as of December 31, 2003 to $46.78 per share as of March 31, 2004. The Partnership recognized unrealized depreciation of $65,423 for the three months ended March 31, 2004.

During the quarter ended March 31, 2005, the Partnership sold 61,300 shares of Repligen Corporation (“Repligen”) having a cost basis approximating $193,402 for total proceeds of $99,284 resulting in the recognition of a loss for the three months then ended in the amount of $94,118. As of March 31, 2005, the market value of Repligen was $1.70 per share as compared to a carrying value as of December 31, 2004, of $2.88 per share. The Partnership recognized unrealized depreciation on its remaining investment of 131,000 shares of $154,580 for the three months ended March 31, 2005. Also, included for this period, is the change in unrealized depreciation previously recorded in the amount of $16,870 related to the sale of the Repligen shares. The market value of Repligen as of March 31, 2004, was $3.03 per share decreasing from $4.37 per share as of December 31, 2003. The Partnership recognized unrealized depreciation on its investment of 285,700 shares in the amount of $382,838 for the three months ended March 31, 2004.

4.	Related Party Transactions

The money market fund invested in by the Partnership is managed by an affiliate of UBS Financial Services Inc. (“UBS FS”).

PAINEWEBBER R&D PARNTERS III, L.P.
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

As of March 31, 2005 and 2004, the Partnership had an interest in one remaining Project: a $6.0 million investment in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of March 31, 2005, the Partnership is carrying this investment at zero.

6.	Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.0 million at December 31, 2004 to $1.7 million at March 31, 2005 resulting from the recognition of a net loss of $0.3 million for the three months ended March 31, 2005 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $2.1 million at December 31, 2004 to $1.8 million at March 31, 2005 resulting from a decrease in the market values of marketable securities held as of these dates and the sale of marketable securities during the quarter ended March 31, 2005.

On March 1, 2004, the Board of Directors of the General Partner determined to sell at the end of each calendar quarter at the then prevailing market price, shares of Repligen and/or GENZ to the extent necessary to pay the Partnership’s operating expenses.

The General Partner has been exploring various alternatives that would achieve the dual goals of an early termination of the Partnership and retaining for the Limited Partners any value that may be realized from the Partnership’s CCP investment. Each of the options under consideration by the General Partner present potential regulatory or other issues. The General Partner is attempting to resolve these issues. Until the Partnership terminates, the General Partner will continue to minimize the need to further liquidate the Partnership’s remaining liquid assets.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004:

Net loss for the quarters ended March 31, 2005 and 2004 was $(283,513) and $(497,943), respectively. The variance resulted primarily from the favorable change in unrealized depreciation of marketable securities of $288,917 offset by the loss upon sale of marketable securities of $94,118.

During the quarter ended March 31, 2005, the Partnership sold 61,300 shares of Repligen Corporation (“Repligen”) having a cost basis approximating $193,402 for total proceeds of $99,284 resulting in the recognition of a loss for the three months then ended in the amount of $94,118. The Partnership recognized unrealized depreciation of marketable securities of $159,344 and $448,261 for the three months ended March 31, 2005 and 2004, respectively. The market value of the Partnership’s investment of 26,065 shares of GENZ as of March 31, 2005 was $57.24 per share as compared to a market value as of $58.07 as of December 31, 2004. The Partnership recognized unrealized depreciation for the quarter ended March 31, 2005, of $21,634. The market value of Repligen as of March 31, 2005 was $1.70 per share as compared to $2.88 per share as of December 31, 2004 resulting in the recognition of unrealized depreciation on its investment of 131,000 shares of $154,580. Also, included for this period, is the change in unrealized depreciation previously recorded in the amount of $16,870 related to the sale of the Repligen shares. The market value of Repligen decreased from $4.37 per share as of December 31, 2003, to $3.03 per share as of March 31, 2004. The Partnership recognized unrealized depreciation on its investment of 285,700 shares in the amount of $382,838. The market value of GENZ as of March 31. 2004 was $46.78 per share as compared to $49.29 per share as of December 31, 2003. Accordingly, the Partnership recognized unrealized depreciation of $65,423 on its investment of 26,065 shares.

There were no material variances in expenses for the three months ended March 31, 2005 as compared to the same period in 2004.

Critical Accounting Policies

The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of March 31, 2005, the Partnership is carrying its investment in CCP at zero.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 26,065 shares of GENZ and 131,000 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of March 31, 2005 and 2004 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of March 31, 2005	$1,714,685	30% increase 30% decrease	$ $	2,229,090 1,200,280	$ $	2,218,569 1,189,759
As of March 31, 2004	$2,085,004	30% increase 30% decrease	$ $	2,710,505 1,459,503	$ $	2,567,111 1,316,109

Item 4. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures. The President and Principal Financial Officer of the General Partner, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) as of the end of the period of this Quarterly Report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of May, 2005

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation (General Partner)

By:	/s/ Stephen R. Dyer

Stephen R. Dyer President

By:	/s/ Robert J. Chersi

Robert J. Chersi Principal Financial and Accounting Officer