Form 10-Q
period 2005-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2005-08-15
CIK 865936

United States
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________

Form 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005
Or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

 Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X

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

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Form 10-Q June 30, 2005

	Table of Contents
PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Statements of Financial Condition (unaudited) at June 30, 2005 and December 31, 2004	2
	Statements of Operations (unaudited) for the three months and six months ended June 30, 2005 and 2004	3
	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the six months ended June 30, 2005	4
	Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004	5
	Notes to Financial Statements (unaudited)	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	12
Item 4.	Controls and Procedures	12
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures Certifications	14 15-18
All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	June 30,	December 31,
	2005	2004
Assets:

Marketable securities, at market value	$1,871,137	$2,082,760

Liabilities and partners' capital:

Accrued liabilities	$63,945	$95,083

Partners' capital	1,807,192	1,987,677

Total liabilities and partners' capital	$1,871,137	$2,082,760

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)
Statements of Operations

(unaudited)

For the three months ended June 30,	2005	2004
Revenues:
Interest income	$500	$15
Unrealized appreciation (depreciation) of marketable securities	135,855	(115,858)
Realized loss on sale of marketable securities	—	(23,589)
	136,355	(139,432)

Expenses:
General and administrative costs	33,327	47,751

Net income (loss)	$103,028	$(187,183)

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$2.04	$(3.71)
General partner	$1,030.28	$(1,871.83)

For the six months ended June 30,	2005	2004
Revenues:
Interest income	$544	$15
Unrealized depreciation of marketable securities	(23,489)	(564,119)
Loss on sale of marketable securities	(94,118)	(23,589)
	(117,063)	(587,693)
Expenses:
General and administrative costs	63,422	97,433

Net loss	$(180,485)	$(685,126)

Net loss per partnership unit:
Limited partners (based on 50,000 units)	$(3.57)	$(13.57)
General partner	$(1,804.85)	$(6,851.26)

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)
Statement of Changes in Partners' Capital (Deficit)

(unaudited)

For the six months ended June 30, 2005	Limited Partners	General Partner	Total

Balance at January 1, 2005	$3,522,365	$(1,534,688)	$1,987,677

Net loss	(178,680)	(1,805)	(180,485)

Balance at June 30, 2005	$3,343,685	$(1,536,493)	$1,807,192

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,	2005	2004

Cash flows from operating activities:
Net loss	$(180,485)	$(685,126)
Adjustments to reconcile net loss to cash provided by operating activities:
Unrealized depreciation of marketable securities	23,489	564,119

Decrease in operating asset:
Marketable securities	188,134	141,614

Decrease in operating liabilities:
Accrued liabilities	(31,138)	(16,377)
Due to bank	—	(4,230)
Cash provided by operating activities	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 2005 and 2004.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Notes to Financial Statements (Unaudited)

1.	Organization and Business

The financial information as of June 30, 2005, and for the six months ended June 30, 2005 and 2004 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2005, are not necessarily indicative of results to be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2004, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2005.

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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of June 30, 2005 is $1,700 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and six months ended June 30, 2005, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2005, the cumulative profits of the Partnership were $785 per Unit.

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

3.	Marketable Securities

The Partnership held the following marketable securities at:

	June 30, 2005		December 31, 2004
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$20,597	$20,597	$15,330	$15,330
Genzyme General Division (26,065 common shares)	1,566,259	646,609	1,513,608	646,609
Repligen Corporation (131,000 and 192,300 common shares as of June 30, 2005 and December 31, 2004, respectively)	284,281	413,337	553,822	606,757
	$1,871,137	$1,080,543	$2,082,760	$1,268,696

As of June 30, 2005, the market value of Genzyme General Division (“GENZ”) was $60.09 per share. The market value of GENZ as of March 31, 2005 and December 31, 2004 was $57.24 per share and $58.07 per share, respectively. For the three months and six months ended June 30, 2005, the Partnership recognized unrealized appreciation of $74,285 and $52,651, respectively. As of June 30, 2004, the market value of GENZ was $47.33 per share as compared to the market value as of March 31, 2004 and December 31, 2003 of $46.78 per share and $49.29 per share, respectively. The Partnership recognized unrealized appreciation (depreciation) of $14,336 and $(51,087) for the three months and six months ended June 30, 2004, respectively.

The market value of Repligen as of June 30, 2005, was $2.17 per share as compared to $1.70 per share as of March 31, 2005 and $2.88 per share as of December 31, 2004. The Partnership recognized unrealized appreciation (depreciation) on its investment of 131,000 shares of $61,570 for the three months ended June 30, 2005 and $(93,010) for the six months then ended. Also included in unrealized depreciation in the accompanying Statement of Operations for the six months ended June 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of 61,300 shares of Repligen during the first quarter of 2005. During the quarter ended June 30, 2004, the Partnership sold in an open-market transaction 47,000 shares of Repligen Corporation (“Repligen”) at a price of $2.6531 per share. The cost basis of the shares was $3.155 per share. Accordingly, the Partnership recognized a loss on the sale for the three months and six months ended June 30, 2004, of $23,589. The market value of Repligen as of June 30, 2004, was $2.46 per share. As of March 31, 2004 and December 31, 2003, the market value of Repligen was $3.03 per share and $4.37 per share, respectively. The Partnership recognized an unrealized loss on its remaining investment of 238,700 shares of $136,059 and $455,917 for the three months and six months ended June 30, 2004, respectively.

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

As of June 30, 2005 and 2004, the Partnership had an interest in one remaining Project: a $6.0 million interest in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of June 30, 2005, the Partnership is carrying this interest at zero.

6.	Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.0 million at December 31, 2004 to $1.8 million at June 30, 2005 resulting from the recognition of a net loss of $0.2 million for the six months ended June 30, 2005 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or the remittance of cash distributions to the Partners. Liquid assets decreased from $2.1 million at December 31, 2004 to $1.9 million at June 30, 2005 resulting primarily from the sale of marketable securities.

On March 1, 2004, the Board of Directors of the General Partner determined to sell at the end of each calendar quarter at the then prevailing market price, shares of Repligen and/or GENZ to the extent necessary to pay the Partnership’s operating expenses.

The General Partner has been exploring various alternatives that would achieve the dual goals of an early termination of the Partnership and retaining for the Limited Partners any value that may be realized from the Partnership’s CCP interest. Each of the options under consideration by the General Partner present potential regulatory or other issues. The General Partner is attempting to resolve these issues. Until the Partnership terminates, the General Partner will continue to minimize the need to further liquidate the Partnership’s remaining liquid assets.

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004:

Net income (loss) for the quarters ended June 30, 2005 and 2004 was $103,028 and $(187,183), respectively. The variance resulted primarily from the favorable change in unrealized appreciation (depreciation) of marketable securities.

The Partnership recognized unrealized appreciation (depreciation) of marketable securities of $135,855 and $(115,858) for the three months ended June 30, 2005 and 2004, respectively. The market value of Repligen increased from $1.70 per share as of March 31, 2005, to $2.17 per share as of June 30, 2005. The Partnership recognized unrealized appreciation on its investment 131,000 shares in the amount of $61,570 for the three months ended June 30, 2005. On June 30, 2005, the Partnership’s investment in GENZ had a market value of $60.09 per share. The market value of the Partnership’s investment in GENZ as of March 31, 2005 was $57.24 per share. Accordingly, the Partnership recognized unrealized appreciation on its investment of 26,065 shares for the three months ended June 30, 2005 of $74,285. As of June 30, 2004, the market value of Repligen was $2.46 as compared to $3.03 as of March 31, 2004 resulting in the recognition of unrealized depreciation of $136,059 for this period. The market value of GENZ increased from $46.78 as of March 31, 2004, to $47.33 as of June 30, 2004, resulting in unrealized appreciation of $14,336.

There were no material variances in expenses for the three months ended June 30, 2005 as compared to the same period in 2004.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004:

For the six months ended June 30, 2005, the Partnership recognized a net loss of $180,485 as compared to a net loss of $685,126 for this same period in 2004. The variance results from a favorable change in unrealized depreciation of marketable securities offset, in part, by an unfavorable change in loss on sale of marketable securities.

For the six months ended June 30, 2005, the Partnership recognized net unrealized depreciation of $23,489 on its investments of 26,065 shares of GENZ and 131,000 shares of Repligen. The market value of Repligen decreased from $2.88 per share as of December 31, 2004 to $2.17 per share as of June 30, 2005. This decrease was offset, in part, by an increase in the market value of GENZ from $57.24 per share as of December 31, 2004 to $60.09 per share as of June 30, 2005. Also included in unrealized depreciation for the six months ended June 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of 61,300 shares of Repligen. During the six months ended June 30, 2005, the Partnership sold 61,300 shares of Repligen for total proceeds of $99,284. The cost basis of the shares was $193,402 resulting in the recognition of a net loss on the sale of $94,118 for this period. The Partnership recognized unrealized depreciation of $564,119 for the six months ended June 30, 2004. The market value of the Partnership’s investment in Repligen decreased from $4.37 per share as of December 31, 2003, to $2.46 per share as of June 30, 2004, resulting in the recognition of unrealized depreciation of $455,917 on its investment of 238,700 shares for this period. Also included in unrealized depreciation for the six months ended June 30, 2004, is the amount of $57,105 representing the change in unrealized depreciation relating to the sale of 47,000 shares of Repligen. During the six months ended June 30, 2004, the Partnership sold 47,000 shares of Repligen for total proceeds of $124,687. The cost basis of the shares was $148,285 resulting in the recognition of a net loss on the sale of $23,598 for this period. On June 30, 2004, the Partnership’s investment of 26,065 shares of GENZ had a market value of $47.33 as compared to $49.29 as of December 31, 2003. Accordingly, the Partnership recognized unrealized depreciation of $51,087 for the six months ended June 30, 2004.

  There were no material variances in expenses for the six months ended June 30, 2005 as compared to the same period in 2004.

Critical Accounting Policies

The General Partner makes judgements in valuing its interests in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar interests, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of June 30, 2005, the Partnership is carrying its interest in CCP at zero.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 26,065 shares of GENZ and 131,000 shares of Repligen. The Partnership acquired these shares in connection with its interests in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of June 30, 2005 and 2004 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change		Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of June 30, 2005	$1,850,540	30% increase 30% decrease	$ $	2,405,702 1,295,378	$ $	2,362,354 1,252,030
As of June 30, 2004	$1,820,870	30% increase 30% decrease	$ $	2,367,131 1,274,609	$ $	2,300,688 1,208,166

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2005.

PAINEWEBBER R&D PARTNERS III, L.P.
By:	PaineWebber Development Corporation
(General Partner)
By:
Stephen R. Dyer
President
By:
Robert J. Chersi
Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2005.

PAINEWEBBER R&D PARTNERS III, L.P.
By:	PaineWebber Development Corporation
(General Partner)
By:	Stephen R. Dyer/s/
Stephen R. Dyer
President
By:	Robert J. Chersi/s/
Robert J. Chersi
Principal Financial and Accounting Officer