Form 10-Q
period 2005-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2005-11-14
CIK 865936

United States
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2005
Or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
.

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

PaineWebber R&D Partners III, L.P.
(a Delaware Limited Partnership)

Form 10Q
September 30, 2005

	Table of Contents

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Statements of Financial Condition (unaudited) at September 30, 2005 and December 31, 2004	2
	Statements of Operations (unaudited) for the three months and nine months ended September 30, 2005 and 2004	3
	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the nine months ended September 30, 2005	4
	Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004	5
	Notes to Financial Statements (unaudited)	6-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-11

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	12

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	13

	Signatures	14

	Certifications	15-18

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	September 30,	December 31,
	2005	2004
Assets:
Marketable securities, at market value	$2,288,706	$2,082,760

Liabilities and partners' capital:
Accrued liabilities	$100,405	$95,083
Partners' capital	2,188,301	1,987,677
Total liabilities and partners' capital	$2,288,706	$2,082,760

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,	2005	2004
Revenues:
Interest income	$168	$10
Unrealized appreciation of marketable securities	425,501	86,114
Realized loss on sale of marketable securities	–	(42,912)
	425,669	43,212

Expenses:
General and administrative costs	44,560	62,399
Net income (loss)	$381,109	$(19,187)

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$7.55	$(0.38)
General partner	$3,811.09	$(191.87)

For the nine months ended September 30,	2005	2004
Revenues:
Interest income	$712	$25
Unrealized appreciation (depreciation) of marketable securities	402,012	(478,005)
Loss on sale of marketable securities	(94,118)	(66,501)
	308,606	(544,481)
Expenses:
General and administrative costs	107,982	159,832
Net income (loss)	$200,624	$(704,313)

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$3.97	$(13.95)
General partner	$2,006.24	$(7,043.13)

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the nine months ended September 30, 2005	Partners	Partner	Total

Balance at January 1, 2005	$3,522,365	$(1,534,688)	$1,987,677

Net income	198,618	2,006	200,624
Balance at September 30, 2005	$3,720,983	$(1,532,682)	$2,188,301

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,	2005	2004

Cash flows from operating activities:
Net income (loss)	$200,624	$(704,313)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Unrealized (appreciation) depreciation of marketable securities	(402,012)	478,005

Decrease (increase) in operating assets:
Marketable securities	196,066	242,396
Receivable from securities transactions	–	(54,814)

(Decrease) increase in operating liabilities:
Accrued liabilities	5,322	42,956
Due to bank	–	(4,230)
Cash provided by operating activities	–	–
Cash at beginning of period	–	–
Cash at end of period	$–	$–

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months and nine months ended
September 30, 2005 and 2004.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	Organization and Business

The financial information as of September 30, 2005, and for the nine months ended September 30, 2005 and 2004 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2005, are not necessarily indicative of results to be expected for the year ended December 31, 2005. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2004, and the previously issued quarterly reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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
(a Delaware Limited Partnership

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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of September 30, 2005 is $1,712 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and nine months ended September 30, 2005, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2005, the cumulative profits of the Partnership were $793 per Unit.

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
(a Delaware Limited Partnership

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(Note 2 Continued)

Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

3.	Marketable Securities

The Partnership held the following marketable securities at:

	September 30, 2005		December 31, 2004
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$12,665	$12,665	$15,330	$15,330
Genzyme General Division (26,065 common shares)	1,867,310	646,609	1,513,608	646,609
Repligen Corporation (131,000 and 192,300 common shares as of September 30, 2005 and December 31, 2004, respectively)	408,731	413,337	553,822	606,757
	$2,288,706	$1,072,611	$2,082,760	$1,268,696

As of September 30, 2005, the market value of Genzyme General Division (“GENZ”) was $71.64 per share. The market value of GENZ as of June 30, 2005 and December 31, 2004 was $60.09 per share and $58.07 per share, respectively. For the three months and nine months ended September 30, 2005, the Partnership recognized unrealized appreciation of $301,051 and $353,702, respectively. As of September 30, 2004, the market value of GENZ was $54.41 per share as compared to the market value as of June 30, 2004 and December 31, 2003 of $47.33 per share and $49.29 per share, respectively. The Partnership recognized unrealized appreciation of $184,540 and $133,453 for the three months and nine months ended September 30, 2004, respectively.

The market value of Repligen Corporation (“Repligen) as of September 30, 2005, was $3.12 per share as compared to $2.17 per share as of June 30, 2005 and $2.88 per share as of December 31, 2004. The Partnership recognized unrealized appreciation on its investment of 131,000 shares of $124,450 for the three months ended September 30, 2005 and $31,440 for the nine months then ended. Also included in unrealized appreciation in the accompanying Statement of Operations for the nine months ended September 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of 61,300 shares of Repligen during the first quarter of 2005. During the quarter ended September 30, 2004, the Partnership sold in an open-market transaction 33,000 shares of Repligen at a price of $1.90 per share. The cost basis of the shares was $3.155 per share. Accordingly, the Partnership recognized a loss on the sale for the three months ended September 30, 2004, of $42,912. For the nine months ended September 30, 2004, the Partnership sold 80,000 shares of Repligen for total proceeds of $185,897 and recognized a loss of $66,501 for the period then ended. The market value of Repligen as of September 30, 2004, was $1.87 per share. As of June 30, 2004 and December 31, 2003, the market value of Repligen was $2.46 per share and $4.37 per share, respectively. The Partnership recognized an unrealized loss on its remaining investment of 205,700 shares of $121,363 and $514,250 for the three months and nine months ended September 30, 2004, respectively.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership

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

As of September 30, 2005 and 2004, the Partnership had an interest in one remaining Project: a $6.0 million interest in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of September 30, 2005, the Partnership is carrying this interest at zero.

6.	Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital increased from $2.0 million at December 31, 2004 to $2.2 million at September 30, 2005 resulting from the recognition of net income of $0.2 million for the nine months ended September 30, 2005 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or the remittance of cash distributions to the Partners. Liquid assets increased from $2.1 million at December 31, 2004 to $2.3 million at September 30, 2005 resulting from an increase in the market value of the assets in the amount of $0.4 million offset, in part, by the sale of marketable securities during this period.

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

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004:

Net income (loss) for the quarters ended September 30, 2005 and 2004 was $381,109 and $(19,187), respectively. The variance resulted primarily from favorable changes in unrealized appreciation of marketable securities of $339,387 and a realized loss on sale of marketable securities of $42,912.

During the third quarter of 2004, the Partnership sold 33,000 shares of Repligen for $1.90 a share as compared to a cost basis of approximately $3.155 per share resulting in the recognition of a loss upon the sale of $42,912 for this period. The Partnership recognized unrealized appreciation of marketable securities of $425,501 and $86,114 for the three months ended September 30, 2005 and 2004, respectively. The market value of Repligen increased from $2.17 per share as of June 30, 2005, to $3.12 per share as of September 30, 2005. The Partnership recognized unrealized appreciation on its investment of 131,000 shares in the amount of $124,450 for the three months ended September 30, 2005. On September 30, 2005, the Partnership’s investment in GENZ had a market value of $71.64 per share. The market value of the Partnership’s investment in GENZ as of June 30, 2005 was $60.09 per share. Accordingly, the Partnership recognized unrealized appreciation on its investment of 26,065 shares for the three months ended September 30, 2005 of $301,051. As of September 30, 2004, the market value of Repligen was $1.87 as compared to $2.46 as of June 30, 2004 resulting in the recognition of unrealized depreciation of $121,363 for this period. The market value of GENZ increased from $47.33 as of June 30, 2004, to $54.41 as of September 30, 2004, resulting in unrealized appreciation of $184,540.

There were no material variances in expenses for the three months ended September 30, 2005 as compared to the same period in 2004.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

For the nine months ended September 30, 2005, the Partnership recognized net income of $200,624 as compared to a net loss of $704,313 for this same period in 2004. The variance results primarily from a favorable change in unrealized appreciation (depreciation) of marketable securities.

For the nine months ended September 30, 2005, the Partnership recognized net unrealized appreciation of $402,012 on its investments of 26,065 shares of GENZ and 131,000 shares of Repligen. The market value of Repligen increased from $2.88 per share as of December 31, 2004 to $3.12 per share as of September 30, 2005. The market value of GENZ increased from $58.07 per share as of December 31, 2004 to $71.64 per share as of September 30, 2005. Also included in unrealized appreciation for the nine months ended September 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of 61,300 shares of Repligen. During the nine months ended September 30, 2005, the Partnership sold 61,300 shares of Repligen for total proceeds of $99,284. The cost basis of the shares was $193,420 resulting in the recognition of a net loss on the sale of $94,118 for this period. The Partnership recognized unrealized depreciation of $478,005 for the nine months ended September 30, 2004. The market value of the Partnership’s investment in Repligen decreased from $4.37 per share as of December 31, 2003, to $1.87 per share as of September 30, 2004, resulting in the recognition of unrealized depreciation of $514,250 on its investment of 205,700 shares for this period. Also included in unrealized depreciation for the nine months ended September 30, 2004, is the amount of $97,308 representing the change in unrealized depreciation relating to the sale of 80,000 shares of Repligen. During the nine months ended September 30, 2004, the Partnership sold 80,000 shares of Repligen for total proceeds of $185,897. The cost basis of the shares was $252,398 resulting in the recognition of a net loss on the sale of $66,501 for this period. On September 30, 2004, the Partnership’s investment of 26,065 shares of GENZ had a market value of $54.41 as compared to $49.29 as of December 31, 2003. Accordingly, the Partnership recognized unrealized appreciation of $133,453 for the nine months ended September 30, 2004.

There were no material variances in expenses for the nine months ended September 30, 2005 as compared to the same period in 2004.

Critical Accounting Policies

The General Partner makes judgements in valuing its interests in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar interests, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of September 30, 2005, the Partnership is carrying its interest in CCP at zero.

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

The table below summarizes the Partnership’s equity price risks as of September 30, 2005 and 2004 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price	Estimated Partners’ Capital After Hypothetical Change in Price

As of September 30, 2005	$2,276,041	30% increase	$2,958,853	$2,871,113
		30% decrease	$1,593,229	$1,505,489
As of September 30, 2004	$1,802,863	30% increase	$2,343,722	$2,276,099
		30% decrease	$1,262,004	$1,194,381

Item 4.	Controls and Procedures

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2005.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation (General Partner)

By:	/s/ Stephen R. Dyer

Stephen R. Dyer President

By:	/s/ Robert J. Chersi

Robert J. Chersi Principal Financial and Accounting Officer