Form 10-K
period 2005-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2006-03-31
CIK 865936

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.

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

PaineWebber R&D Partners III, L.P. (the “Partnership” or “Registrant”) is a Delaware limited partnership of which Paine Webber Development Corporation (“PWDC” or “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. (“UBS Americas”) which is a wholly-owned subsidiary of UBS AG, is the general partner and manager of the Partnership.

As of December 31, 2005, the Partnership had an investment in Cephalon Clinical Partners, L.P. (“CCP”). (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-K.) In addition, as of December 31, 2005, the Partnership owned marketable securities as described in Note 3 of the “Notes to Financial Statements” included in this filing on Form 10-K.

The General Partner intends to liquidate the Partnership’s remaining investments in a manner that preserves value for the limited partners while minimizing associated expenses. However, since the Partnership’s limited partnership interest in CCP is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving any value that may accrue with respect to that interest. The General Partner is now in the final stages of formulating a plan that will result in the liquidation of all the Partnership’s remaining assets, including its interest in CCP and termination of the Partnership all in accordance with the terms of the Partnership Agreement. While the exact timing and method of liquidating the Partnership’s assets is not certain, the Partnership expects its assets to be liquidated and the Partnership terminated in mid-2006.

Partnership Management

The Partnership has contracted with the General Partner, pursuant to a management agreement (the “Management Contract”), responsibility for management and administrative services necessary for the operation of the Partnership. The General Partner has waived its management fee for services rendered to the Partnership.

(Item 1 Continued)

Distributions

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively the “Partners”). All distributions to the Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”). Contribution Payout as of December 31, 2005 is $1,725 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2005. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profit and Loss Allocation

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2005, the cumulative profits of the Partnership were $794 per Unit.

Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the General Partner’s capital account. Such amount then becomes part of the assets of the Partnership. As of December 31, 2005, the debit balance in the General Partner’s capital account was $1,532,114.

Other

At December 31, 2005, the Partnership had no employees, and PWDC had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.

(Item 1 Continued)

Item 1A.	Risk Factors

The operation of the Partnership is subject to certain risks, including those described below. References in this Item 1A to “we”, “us” or “our” mean the Partnership or the General Partner, as appropriate.

Our remaining assets include an illiquid investment with uncertain prospects that has prevented us from liquidating and terminating. This has forced us to sell our marketable securities to pay operating expenses.

For the past several years, our only assets have been marketable securities, cash and an investment in CCP. There is no established trading market for our investment in CCP and its prospects are uncertain. We have been attempting to find a way to liquidate our remaining assets, including our investment in CCP, so that we may terminate the Partnership, while preserving for our limited partners any value that may be realized from our investment in CCP. The various options that we have explored to liquidate our investment in CCP have presented regulatory and administrative issues, with the result being that we have been unable to liquidate and terminate the Partnership. Since we have no source of revenue or funding, we have been forced to sell our marketable securities to pay operating expenses. Had we not been forced to make these sales to pay operating expenses, we would be able to sell our marketable securities in a manner that may result in higher sales prices. The overall effect of the retention of our investment in CCP has been to diminish our assets and to reduce the amount that will be available to our limited partners when we liquidate and terminate.

As we notified our limited partners on December 1, 2005, we are in the final stages of formulating a plan that will result in the liquidation of our remaining assets, including our interest in CCP. While the exact timing and method of our liquidation is not certain, we continue to expect that our assets will be liquidated and that we will terminate in mid-2006.

There is no established market for units of our limited partnership interests and we have determined not to permit any sales, assignments or other transfers of units, except transfers that occur as a result of the laws of descent and distribution or by operation of law. In addition to being illiquid, our units are not expected to be income producing.

Should any of our limited partners desire or need to liquidate their investment in our units, they will be unable to do so because we have determined not to permit any sales, assignments or other transfers of units, except transfers that occur as a result of the laws of descent and distribution or by operation of law. As a result, our limited partners can expect to hold their units until we terminate. We do not expect to make any distributions of cash or property to our limited partners prior to our making our final liquidating distribution.

Item 2.	Properties.

The Partnership does not own or lease any office, manufacturing or laboratory facilities.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no existing public market for the Units, and no such market is expected to develop. Effective December 1, 2005, the General Partner no longer permits any sale, assignment or other transfers of units, except transfers that occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 2005, there were 4,469 Limited Partners. The Partnership purchased none of its limited partnership Units during the year ended December 31, 2005.

The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership’s business. During the years ended December 31, 2005, 2004, and 2003, the Partnership made no distributions to the Partners.

Item 6.	Selected Financial Data.

See the “Selected Financial Data” on Page F-2 included in this filing on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital of $2.0 million at December 31, 2004, increased to $2.3 million at December 31, 2005, resulting from the Partnership’s recognition of net income of $0.3 million (as discussed in Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets increased from $2.1 million at December 31, 2004 to $2.3 million at December 31, 2005. The increase of $0.2 million resulted from the increase in market values as of these dates of $0.5 million offset (i) by the sale of marketable securities having a value as December 31, 2004 of $0.2 million and (ii) the payment of expenses. On December 1, 2005, the Board of Directors of the General Partner authorized the Partnership to sell at the then prevailing market price at the end of each month, as many shares of marketable securities required to pay the Partnership’s operating expenses for which no other funds are available to the Partnership.

Results of Operations

Year ended December 31, 2005 compared to the year ended December 31, 2004:

Net income (loss) for the years ended December 31, 2005 and 2004 was $0.3 million and $(0.5) million, respectively. The favorable variance of $0.8 million resulted from an increase in revenues of $0.7 million and a decrease in expenses of $0.1 million.

Net revenues were $0.4 million for the year ended December 31, 2005 as compared to $(0.3) million for the year ended December 31, 2004. Unrealized appreciation (depreciation) for the years ended December 31, 2005 and 2004 was $0.5 million and $(0.2) million, respectively. At December 31, 2005, the Partnership’s investments in 0.025 million shares of Genzyme General Division (“GENZ”) had a market value of $70.78 per share as compared to $58.07 per share as of December 31, 2004. The Partnership recognized unrealized appreciation of $0.3 million for the year ended December 31, 2005. The market value of Repligen Corporation (“Repligen”) increased from $2.88 per share as of December 31, 2004 to $4.00 per share as of December 31, 2005 resulting in the recognition of unrealized appreciation of $0.2 million on its investment of 0.131 million shares. At December 31, 2004, the Partnership’s investment in 0.026 million shares of GENZ had a market value of $1.5 million ($58.07 per share) as compared to a market value of $1.3 million ($49.29 per share) as of December 31, 2003. The Partnership recognized unrealized appreciation of $0.2 million for the year ended December 31, 2004. The market value of the Partnership’s investment in Repligen of 0.192 million shares as of December 31, 2004 was $0.54 million ($2.88 per share) as compared to $0.84 million ($4.37 per share) as of December 31, 2003. The Partnership recognized unrealized depreciation of $0.4 million for the year ended December 31, 2004, which included the change in unrealized appreciation previously recorded of $0.1 million related to the sale of Repligen shares during the year ended December 31, 2004.

(Item 7 Continued)

Expenses decreased by $0.1 million from December 31, 2004 to December 31, 2005 resulting primarily from decreases in legal and printing expenses.

 Year ended December 31, 2004 compared to the year ended December 31, 2003:

Net loss for the year ended December 31, 2004 was $0.5 million as compared to net income for the year ended December 31, 2003 of $0.6 million. The unfavorable variance of $1.1 million resulted primarily from an unfavorable change in unrealized depreciation of marketable securities.

Net revenues, comprised primarily of unrealized appreciation (depreciation) for the years ended December 31, 2004 and 2003 were $(0.2) million (refer to the year ended December 31, 2005 compared to the year ended December 31, 2004) and $0.9 million, respectively. The market value of the Partnership’s investment of 0.286 million shares of Repligen as of December 31, 2003 and 2002 was $1.3 million ($4.37 per share) and $0.9 million ($3.04 per share), respectively. The Partnership recognized unrealized appreciation of $0.4 million for the year ended December 31, 2003. During the year ended December 31, 2003, in accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, each share of Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of GENZ common stock. The Partnership’s investment of 0.461 million shares of GMO was converted to 0.026 million shares of GENZ. As of December 31, 2003, the market value of the Partnership’s investment in Genzyme Corporation was $1.3 million as compared to $0.8 million as of December 31, 2002. The Partnership recognized unrealized appreciation of $0.5 million for the year ended December 31, 2003.

There were no material variances in expenses for the year ended December 31, 2004 as compared to this same period in 2003.

Critical Accounting Policies

The General Partner makes judgments in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-K.) The General Partner’s judgment involves estimating the prospect of the projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the sponsor companies of the projects and other sources the General Partner considers reliable. Based on these estimates, as of December 31, 2005, the Partnership is carrying its investment, a limited partnership interest in CCP, at zero.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The Partnership’s non-cash assets subject to market risk consist of 25,375 shares of GENZ and 131,000 shares of Repligen. The Partnership acquired these shares in connection with its investments in projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of December 31, 2005 and 2004 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of December 31, 2005	$2,320,067	30% increase 30% decrease	$ $	3,016,087 1,624,047	$ $	2,941,071 1,549,031

As of December 31, 2004	$2,067,430	30% increase 30% decrease	$ $	2,687,659 1,447,201	$ $	2,607,906 1,367,448

Item 8.	Financial Statements and Supplementary Data.

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

(a) Evaluation of Disclosure Controls and Procedures. The President (Principal Executive Officer) and Vice President (Principal Financial and Accounting Officer) of the General Partner, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2005:

Name	Age	Position and Date Appointed
Directors
Robert J. Chersi	44	Director since March 2001
Stephen R. Dyer	46	Director since April 1999
Rosemarie Albergo	48	Director since December 2003

Executive Officers
Stephen R. Dyer	46	President since March 2001
Robert J. Chersi	44	Vice President since March 2001
Rosemarie Albergo	48	Treasurer since March 2001
Geraldine L. Banyai	64 *	Secretary since June 1999

*	Geraldine L. Banyai resigned as Secretary effective March 6, 2006.

The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(Item 10 Continued)

Directors

Robert J. Chersi is the Chief Financial Officer of UBS Financial Services Inc. (“UBS FS”) and a member of the Group Managing Board of UBS AG. He served most recently (prior to the UBS AG merger) as Senior Vice President and Controller of UBS FS. Mr. Chersi joined UBS FS in 1995 following the Kidder, Peabody & Co. Incorporated (“Kidder”) acquisition. Previous to his employment with Kidder, Mr. Chersi worked for the accounting firm KPMG Peat Marwick from 1983-1988 serving banking and brokerage industry clients. Mr. Chersi is a Certified Public Accountant and earned a Bachelor of Business Administration in Accounting from Pace University where he graduated summa cum laude in 1983.

Stephen R. Dyer is an Executive Director of UBS FS. Prior to joining UBS FS in 1988, Mr. Dyer had been employed at L.F. Rothschild & Co., Incorporated and Thomson McKinnon Securities, Inc. He received his Bachelor of Science degree from Boston College and a Masters of Business Administration from Indiana University. Mr. Dyer is a Certified Public Accountant.

Rosemarie Albergo is a Director of UBS FS. Prior to joining UBS FS in 1983, Ms. Albergo was employed at KPMG. She received her Bachelor of Business Administration degree from Pace University and is a Certified Public Accountant.

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

There are no investors known to the Partnership to be beneficial owners at March 1, 2006 of more than five percent of the Registrant’s Units. No member of management of PWDC had any beneficial interest in the Registrant’s Units.

Item 13.	Certain Relationships and Related Transactions.

Information in response to this item may be found in the section entitled “Related Party Transactions” under the caption “Notes to Financial Statements” on pages F-8 through F-12 included in this filing on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Fees for audit services totaled $65,000 and $62,500 for the years ended December 31, 2005 and 2004, respectively, including fees associated with the annual audit and the review of the Partnership’s quarterly reports on Form 10-Q.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $9,500 and $12,500 for the years ended December 31, 2005 and 2004, respectively.

Audit-Related and All Other Fees

No fees were paid to the principal accountant for audit-related or other services for the years ended December 31, 2005 and 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of the filing on Form 10-K.

Exhibits

31.1
President (Principal Executive Officer) Executive Officer - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Vice President (Principal Financial and Accounting Officer) - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
President (Principal Executive Officer) Executive Officer - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Vice President (Principal Financial and Accounting Officer) - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Notes to Financial Statements (Pages F-8 to F-12)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2006.

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

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Selected Financial Data

At and for the years ended December 31,	2005	2004	2003	2002	2001

Operating Results:
Revenues	$403,189	$(249,105)	$858,752	$(2,703,179)	$(798,940)
Net income (loss)	$257,374	$(451,876)	$614,931	$(2,866,290)	$(966,353)

Net income (loss) per partnership interest (A):
Limited partners	$5	$(9)	$12	$(57)	$(19)
General partner	$2,574	$(4,519)	$6,149	$(28,623)	$(9,664)

Financial Condition:
Total assets	$2,333,114	$2,082,760	$2,533,265	$1,907,451	$4,783,593
Partners' capital	$2,245,051	$1,987,677	$2,439,553	$1,824,622	$4,690,912

Distributions to partners:
Cash	$—	$—	$—	$—	$—

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Quarterly Financial Information (Unaudited)
			Net Income (Loss)
		Net income	Per Partnership Unit (A)
	Revenues	(Loss)	Limited Partners	General Partner

Calendar 2005
4th Quarter	$94,583	$56,750	$1.12	$567.50
3rd Quarter	425,669	381,109	7.55	3,811.09
2nd Quarter	136,355	103,028	2.04	1,030.28
1st Quarter	(253,418)	(283,513)	(5.61)	(2,835.13)

Calendar 2004
4th Quarter	$295,376	$252,437	$5.00	$2,524.37
3rd Quarter	43,212	(19,187)	(0.38)	(191.87)
2nd Quarter	(139,432)	(187,183)	(3.71)	(1,871.83)
1st Quarter	(448,261)	(497,943)	(9.86)	(4,979.43)

Calendar 2003
4th Quarter	$(213,681)	$(279,029)	$(5.52)	$(2,790.29)
3rd Quarter	201,849	118,688	2.35	1,186.88
2nd Quarter	538,194	492,208	9.75	4,922.08
1st Quarter	332,390	283,064	5.60	8,830.64

Report of Independent Registered Public Accounting Firm

To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 27, 2006

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

	December 31,	December 31,
	2005	2004
Asset:
Marketable securities, at market value	$2,333,114	$2,082,760

Liabilities and partners' capital:
Accrued liabilities	$88,063	$95,083
Partners' capital	2,245,051	1,987,677
Total liabilities and partners' capital	$2,333,114	$2,082,760

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations

For the years ended December 31,	2005	2004	2003
Revenues:
Interest income	$770	$76	$924
Realized loss on sale of marketable securities	(60,735)	(78,022)	—
Unrealized appreciation (depreciation) of
marketable securities	463,154	(171,159)	857,828
	403,189	(249,105)	858,752

Expenses:
General and administrative costs	145,815	202,771	243,821
Net income (loss)	$257,374	$(451,876)	$614,931

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$5.10	$(8.95)	$12.18
General partner	$2,573.74	$(4,518.76)	$6,149.31

Statements of Changes in Partners' Capital (Deficit)
	Limited	General
For the years ended December 31, 2005, 2004 and 2003	Partners	Partner	Total

Balance at January 1, 2003	$3,360,940	(1,536,318)	1,824,622
Net income	608,782	6,149	614,931

Balance at December 31, 2003	3,969,722	(1,530,169)	2,439,553
Net loss	(447,357)	(4,519)	(451,876)

Balance at December 31, 2004	3,522,365	$(1,534,688)	$1,987,677
Net income	254,800	2,574	257,374
Balance at December 31, 2005	$3,777,165	$(1,532,114)	$2,245,051

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows

For the years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$257,374	$(451,876)	$614,931
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Unrealized (appreciation) depreciation
of marketable securities	(463,154)	171,159	(857,828)

Decrease in operating assets:
Marketable securities	212,800	279,346	232,014

(Decrease) increase in operating liabilities:
Accrued liabilities	(7,020)	5,601	6,653
Due to bank	—	(4,230)	4,230
Cash provided by operating activities	—	—	—

Decrease in cash	—	—	—

Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 2005, 2004 and 2003.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

1.	Organization and Business

PaineWebber R&D Partners III, L.P. (the “Partnership”) is a Delaware limited partnership of which Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. (“UBS Americas”) which is a wholly-owned subsidiary of UBS AG is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

The General Partner intends to liquidate the Partnership’s remaining investments in a manner that preserves value for the limited partners while minimizing associated expenses. However, since the Partnership’s limited partnership interest in Cephalon Clinical Partners, L.P. (“CCP”) (note 5) is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving any value that may accrue with respect to that interest. The General Partner is now in the final stages of formulating a plan that will result in the liquidation of all the Partnership’s remaining assets, including its interest in CCP and termination of the Partnership all in accordance with the terms of the Partnership Agreement.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Note 1 Continued)

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively the “Partners”). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”). Contribution Payout as of December 31, 2005 is $1725 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. No cash or security distributions were remitted by the Partnership during the year ended December 31, 2005, 2004 and 2003. As of December 31, 2005, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2005, the cumulative profits of the Partnership were $794 per Unit.

Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the General Partner’s capital account. Such amount then becomes part of the assets of the Partnership. As of December 31, 2005, the debit balance in the General Partner’s capital account was $1,532,114.

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
December 31, 2005

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

3.	Marketable Securities

The Partnership held the following marketable securities at:

	December 31, 2005		December 31, 2004
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$13,047	$13,047	$15,330	$15,330
Genzyme General Division (25,375 and 26,065 common shares as of December 31, 2005 and 2004, respectively)	1,796,057	629,493	1,513,608	646,609
Repligen Corporation (131,000 and 192,300 common shares as of December 31, 2005 and 2004, respectively)	524,010	413,337	553,822	606,757
	$2,333,114	$1,055,877	$2,082,760	$1,268,696

During the year ended December 31, 2005, the Partnership sold 690 shares of its investment in Genzyme General Division (“GENZ”) for average proceeds of $73.19 per share. The cost basis of the shares was $24.81 per share resulting in the recognition of a gain from the sale of $33,382. The market value of the shares as of this date was $70.78 per share as compared to a carrying value of $58.07 per share as of December 31, 2004. The Partnership recognized unrealized appreciation on its remaining investment of 25,375 shares in the amount of $299,565 which is net of the amount of $22,951 for the change in unrealized appreciation previously recorded on the shares sold during 2005. At December 31, 2004 and 2003, the Partnership recorded its investment of 26,065 shares of at a market value of $58.04 per share and $49.29 per share resulting in unrealized appreciation for the year ended December 31, 2004 of $228,851. In accordance with Genzyme Corporation’s decision to eliminate its tracking stock structure and pursuant to its Restated Articles of Organization, on June 30, 2003, each share of Genzyme Molecular Oncology (“GMO”) common stock was converted to 0.05653 shares of GENZ. The Partnership’s investment of 461,091 shares of GMO was exchanged for 26,065 shares of GENZ. The exchange of GMO shares was based on 130% of the average daily closing prices for GMO for the twenty consecutive business days commencing May 8, 2003. Gains associated with the exchange, as well as changes in the market value of the shares have been included in unrealized appreciation of marketable securities in the Statement of Operations. The market value of the Partnership’s investment in GMO as of December 31, 2002 was $806,910. The Partnership recognized unrealized appreciation on in its investment in Genzyme Corporation of $477,847 for the year ended December 31, 2003.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

(Note 3 Continued)

During the year ended December 31, 2005, the Partnership sold 61,300 shares of Repligen Corporation (“Repligen”) for an average price of $1.62 per share as compared to a cost basis of $3.155 per share. The Partnership recorded a loss on the sale of $94,117 for this period. During 2004, the Partnership sold 93,400 shares of Repligen Corporation (“Repligen”) for total proceeds of $216,654 resulting in the recognition of loss upon the sale of $78,022 for the year ended December 31, 2004. The market value per share of Repligen was $4.00 per share, $2.88 per share, and $4.37 per share at December 31, 2005, 2004 and 2003, respectively. The market value as of December 31, 2002 was $3.04 per share. The Partnership recognized unrealized appreciation (depreciation) of $163,589, $(400,010), $379,981 for the years ended December 31, 2005, 2004 and 2003, respectively. Unrealized appreciation (depreciation) for the years ended December 31, 2005 and 2004, includes the change in unrealized depreciation previously recorded of $16,890 and $113,483, respectively, related to the sale of Repligen shares.

On March 3, 2003, the Board of Directors of Repligen adopted a shareholder rights plan to help protect investors against potential hostile takeover attempts. Under the plan a dividend was declared of one purchase right for each outstanding share of common stock held as of March 17, 2003. (The Partnership continued to own 285,700 Repligen shares as of this date). The rights are not immediately exercisable and will be “triggered” upon such time that a purchaser acquires 15% or more of Repligen’s outstanding common stock. The rights entitle the holder to purchase $100 worth of Repligen common stock at a purchase price of $50.00. As of December 31, 2005, the Partnership has recorded these rights at a zero value.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
December 31, 2005

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

As of December 31, 2005, the Partnership has an interest in one remaining Project: a $6.0 million investment in CCP, a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of December 31, 2005, the Partnership is carrying this investment at zero. Since the Partnership’s limited partnership interest in CCP is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving for the Partners any value that may accrue with respect to this interest.

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

7.	Subsequent Event

On March 21, 2006, the Partnership engaged Robert A. Stanger & Co, Inc. (“Stanger”) to solicit purchasers for the Partnership’s investment in CCP. The Partnership is required to pay Stanger a fee of $45,000, $30,000 of which is currently due and payable and the balance of $15,000 is payable on the earlier of June 15, 2006 and the date on which t he Partnership enters into a definitive agreement to sell its investment in CCP. The Partnership also agreed to indemnify Stanger and its affiliates against certain liabilities arising from its engagement by the Partnership