Form 10-Q
period 2006-03-31
PAINEWEBBER R&D PARTNERS III L P
filed 2006-05-15
CIK 865936

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006
Or
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

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Form 10-Q March 31, 2006

	TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Statements of Financial Condition (unaudited) at March 31, 2006 and December 31, 2005	2
	Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005	3
	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the three months ended March 31, 2006	3
	Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005	4
	Notes to Financial Statements (unaudited)	5-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	10
Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION
Item 6.	Exhibits	11

	Signatures	12

	Certifications	13-16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

-i-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	March 31,	December 31,
	2006	2005
Assets:
Cash	$10,245	$—
Marketable securities, at market value	2,158,169	2,333,114
Prepaid expense	30,000	—
Total assets	$2,198,414	$2,333,114

Liabilities and partners' capital:
Accrued liabilities	$141,611	$88,063
Partners' capital	2,056,803	2,245,051
Total liabilities and partners' capital	$2,198,414	$2,333,114

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,	2006	2005
Revenues:
Interest income	$169	$44
Realized gain (loss) on the sale of marketable securities	2,385	(94,118)
Unrealized depreciation of marketable securities	(136,174)	(159,344)
	(133,620)	(253,418)

Expenses:
General and administrative costs	54,628	30,095

Net loss	$(188,248)	$(283,513)

Net loss per partnership unit:
Limited partners (based on 50,000 units)	$(3.73)	$(5.61)
General partner	$(1,882.48)	$(2,835.13)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)
	Limited	General
For the three months ended March 31, 2006	Partners	Partner	Total

Balance at January 1, 2006	$3,777,165	$(1,532,114)	$2,245,051

Net loss	(186,366)	(1,882)	(188,248)

Balance at March 31, 2006	$3,590,799	$(1,533,996)	$2,056,803

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,	2006	2005

Cash flows from operating activities:
Net loss	$(188,248)	$(283,513)
Adjustments to reconcile net loss to
cash provided by operating activities:
Unrealized depreciation of marketable securities	136,174	159,344

Decrease (increase) in operating assets:
Marketable securities	38,771	113,707
Increase in prepaid expense	(30,000)	—

Increase in operating liabilities:
Accrued liabilities	53,548	10,462
Cash provided by operating activities	10,245	—

Increase in cash	10,245	—

Cash at beginning of period	—	—
Cash at end of period	$10,245	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 2006 and 2005.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) March 31, 2006

1.	Organization and Business

The financial information as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2006, are not necessarily indicative of results to be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2005.

The Partnership is a Delaware limited partnership of which Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. which, in turn, is a wholly owned subsidiary of UBS AG is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

The General Partner intends to liquidate the Partnership’s remaining investments in a manner that preserves value for the limited partners while minimizing associated expenses. However, since the Partnership’s limited partnership interest in Cephalon Clinical Partners, L.P. (“CCP”) (note 5) is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving any value that may accrue with respect to that interest. The General Partner is now in the final stages of formulating a plan that will result in the liquidation of all the Partnership’s remaining assets, including its interest in CCP, and termination of the Partnership all in accordance with the terms of the Partnership Agreement.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) March 31, 2005

(Note 1 Continued)

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively, the “Partners”). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of March 31, 2006 is $1,738 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months ended March 31, 2006, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2006, the cumulative profits of the Partnership were $790 per Unit.

Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the

General Partner’s capital account. Such amount then becomes part of the assets of the Partnership. As of March 31, 2006, the debit balance in the General Partner’s capital account was $1,533,996.

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

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) March 31, 2005

(Note 2 Continued)

Realized and unrealized gains or losses are generally determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

3.	Marketable Securities

The Partnership held the following marketable securities at:

	March 31, 2006		December 31, 2005
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$12,135	$12,135	$13,047	$13,047
Genzyme General Division (25,375 common shares)	1,705,722	629,493	1,796,057	629,493
Repligen Corporation (119,000 and 131,000 common shares as of March 31, 2006 and December 31, 2005, respectively)	440,312	375,477	524,010	413,337
	$2,158,169	$1,017,105	$2,333,114	$1,055,877

As of March 31, 2006, the market value of the Partnership’s investment of 25,375 shares of Genzyme General Division (“GENZ”) was $67.22 per share as compared to the market value of its investment as of December 31, 2005 of $70.78 per share resulting in the recognition of unrealized depreciation of $90,335 for the three months ended March 31, 2006. The market value of GENZ decreased from $58.07 per share as of December 31, 2004 to $57.24 per share as of March 31, 2005. The Partnership recognized unrealized depreciation of $21,634 on its investment of 26,065 shares for the three months ended March 31, 2005.

During the quarters ended March 31, 2006 and 2005, the Partnership sold 12,000 shares (average sales price of $3.354 per share) and 61,300 shares (average sales price of $1.620 per share), respectively, of Repligen Corporation (“Repligen”) having a cost basis approximating $3.155 per share. Accordingly, the Partnership recognized realized gain (loss) of $2,385 and $(94,118) for the three months ended March 31, 2006 and 2005, respectively. The market value of Repligen as of March 31, 2006, was $3.70 per share decreasing from $4.00 per share as of December 31, 2005. The Partnership recognized unrealized depreciation on its investment of 119,000 shares in the amount of $35,700 for the three months ended March 31, 2006. As of March 31, 2005, the market value of Repligen was $1.70 per share as compared to a carrying value as of December 31, 2004, of $2.88 per share. The Partnership recognized unrealized depreciation on its remaining investment of 131,000 shares of $154,580 for the three months ended March 31, 2005. Also, included for these periods, is the change in unrealized (appreciation) depreciation previously recorded in the amounts of $(10,139) for the quarter ended March 31, 2006 and $16,870 for the quarter ended March 31, 2005 related to the sale of the Repligen shares.

4.	Related Party Transactions

The money market fund invested in by the Partnership is managed by an affiliate of UBS Financial Services Inc. (“UBS FS”).

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) March 31, 2005

(Note 4 Continued)

PWDC and UBS FS, and their affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same product development limited partnerships as the Partnership.

Pursuant to the terms of the Partnership Agreement, the General Partner is required to restore its deficit capital account, if any, upon the Partnership’s termination by remitting cash equal to such amount to the Partnership.

5.	Product Development Projects

As of March 31, 2006, the Partnership has an interest in one remaining Project: a $6.0 million investment in CCP, a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of March 31, 2006 and December 31, 2005, the Partnership is carrying this investment at zero. Since the Partnership’s limited partnership interest in CCP is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving for the Partners any value that may accrue with respect to this interest.

On March 21, 2006, the Partnership engaged Robert A. Stanger & Co, Inc. (“Stanger”) to solicit purchasers for the Partnership’s investment in CCP. The Partnership is required to pay Stanger a fee of $45,000, $30,000 of which was paid as of March 31, 2006, and the balance of $15,000 is payable on the earlier of June 15, 2006 and the date on which the Partnership enters into a definitive agreement to sell its investment in CCP. The Partnership also agreed to indemnify Stanger and its affiliates against certain liabilities arising from its engagement by the Partnership.

6.	Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

7.	Subsequent Event

In May 2006, to fund Partnership expenses, the Partnership sold 5,000 shares of Repligen for aggregate proceeds of $15,276.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.3 million at December 31, 2005 to $2.1 million at March 31, 2006 resulting from the recognition of a net loss of $0.2 million for the three months ended March 31, 2006 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or remittance of cash distributions to Partners. Liquid assets decreased from $2.3 million at December 31, 2005 to $2.2 million at March 31, 2006 resulting from a decrease in the market values of marketable securities held as of these dates and the sale of marketable securities during the quarter ended March 31, 2006.

On December 31, 2005, the Board of Directors of the General Partner authorized the Partnership to sell at the then prevailing market price at the end of each month, as many shares of marketable securities required to pay the Partnership’s operating expenses for which no other funds are available to the Partnership.

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

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005:

Net loss for the quarters ended March 31, 2006 and 2005 was $(188,248) and $(283,513), respectively. The variance resulted primarily from realized gains (losses) on the sale of marketable securities.

During the quarters ended March 31, 2006 and 2005, the Partnership sold 12,000 shares (average sales price of $3.354 per share) and 61,300 shares (average sales price of $1.620 per share), respectively, of Repligen having a cost basis approximating $3.155 per share. Accordingly, the Partnership recognized realized gain (loss) of $2,385 and $(94,118) for the three months ended March 31, 2006 and 2005, respectively.

There were no material variances in expenses for the three months ended March 31, 2006 as compared to the same period in 2005.

Critical Accounting Policies

The General Partner makes judgements in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of March 31, 2006 and December 31, 2005, the Partnership is carrying its investment in CCP at zero.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 25,375 shares of GENZ and 119,000 shares of Repligen. The Partnership acquired these shares in connection with its investments in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of March 31, 2006 and 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of March 31, 2006	$2,146,034	30% increase 30% decrease	$ $	2,789,844 1,502,224	$ $	2,700,613 1,412,993
As of March 31, 2005	$1,714,685	30% increase 30% decrease	$ $	2,229,090 1,200,280	$ $	2,218,569 1,189,759

Item 4.	Controls and Procedures

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2006.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation
(General Partner)

By:	Stephen R. Dyer/s/
Stephen R. Dyer
President

By:	Robert J. Chersi/s/
Robert J. Chersi
Principal Financial and Accounting Officer