Form 10-Q
period 2006-06-30
PAINEWEBBER R&D PARTNERS III L P
filed 2006-08-14
CIK 865936

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006
Or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes_______ No_ X

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

	Table of Contents
PART I.	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Statements of Financial Condition (unaudited) at June 30, 2006 and December 31, 2005	2
	Statements of Operations (unaudited) for the three months and six months ended June 30, 2006 and 2005	3
	Statement of Changes in Partners’ Capital (Deficit) (unaudited) for the six months ended June 30, 2006	4
	Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005	5
	Notes to Financial Statements (unaudited)	6-10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-12

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

	Signatures	15

	Certifications	16-19

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

	June 30,	December 31,
	2006	2005
Assets:
Marketable securities, at market value	$1,804,063	$2,333,114

Liabilities and partners' capital:

Accrued liabilities	$74,596	$88,063

Partners' capital	1,729,467	2,245,051

Total liabilities and partners' capital	$1,804,063	$2,333,114

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,	2006	2005
Revenues:
Interest income	$57	$500
Unrealized (depreciation) appreciation of marketable securities	(241,461)	135,855
Realized loss on sale of marketable securities	(4,726)	—
	(246,130)	136,355

Expenses:
General and administrative costs	81,206	33,327
Net income (loss)	$(327,336)	$103,028

Net loss per partnership unit:
Limited partners (based on 50,000 units)	$(6.48)	$2.04
General partner	$(3,273.36)	$1,030.28

For the six months ended June 30,	2006	2005
Revenues:
Interest income	$226	$544
Unrealized depreciation of marketable securities	(377,635)	(23,489)
Realized loss on sale of marketable securities	(2,341)	(94,118)
	(379,750)	(117,063)

Expenses:
General and administrative costs	135,834	63,422
Net loss	$(515,584)	$(180,485)

Net loss per partnership unit:
Limited partners (based on 50,000 units)	$(10.21)	$(3.57)
General partner	$(5,155.84)	$(1,804.85)

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the six months ended June 30, 2006	Partners	Partner	Total

Balance at January 1, 2006	$3,777,165	$(1,532,114)	$2,245,051

Net loss	(510,428)	(5,156)	(515,584)

Balance at June 30, 2006	$3,266,737	$(1,537,270)	$1,729,467

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,	2006	2005

Cash flows from operating activities:
Net loss	$(515,584)	$(180,485)
Adjustments to reconcile net loss to
cash provided by operating activities:
Unrealized depreciation of marketable securities	377,635	23,489

Decrease in operating asset:
Marketable securities	151,416	188,134

Decrease in operating liabilities:
Accrued liabilities	(13,467)	(31,138)
Cash provided by operating activities	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 2006 and 2005.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Business

The financial information as of June 30, 2006, and for the six months ended June 30, 2006 and 2005 is unaudited. However, in the opinion of management of PaineWebber R&D Partners III, L.P. (the “Partnership”), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2006, are not necessarily indicative of results to be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2005, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2006.

The Partnership is a Delaware limited partnership of which Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. which, in turn, is a wholly owned subsidiary of UBS AG, is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner.

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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of June 30, 2006 is $1,750 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and six months ended June 30, 2006, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2006, the cumulative profits of the Partnership were $784 per Unit.

Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the  General Partner’s capital account. Such amount then becomes part of the assets of the Partnership. As of June 30, 2006, the debit balance in the General Partner’s capital account was $1,537,270. In 1995, the General partner was named as a defendant in a class action lawsuit relating, among other things, to the sale of the Partnership’s limited partnership interests. In connection with the settlement of that lawsuit, in July 2003, the General Partner deposited in escrow with counsel for the plaintiffs in that lawsuit the amount of $1,497,992. Under the terms of that settlement, the escrowed funds may only be used to fund the negative balance in the General Partner’s capital account upon the Parntership’s termination.

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

3.	Marketable Securities

The Partnership held the following marketable securities at:

	June 30, 2006		December 31, 2005
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$5,818	$5,818	$13,047	$13,047
Genzyme Corporation (25,375 common shares)	1,549,157	629,493	1,796,057	629,493
Repligen Corporation (85,300 and 131,000 common shares as of June 30, 2006 and December 31, 2005, respectively)	249,088	269,150	524,010	413,337
	$1,804,063	$904,461	$2,333,114	$1,055,877

As of June 30, 2006, the market value of Genzyme Corporation (“GENZ”) was $61.05 per share as compared to the market value as of March 31, 2006 and December 31, 2005 of $67.22 per share and $70.78 per share, respectively. The Partnership recognized unrealized depreciation of $156,564 and $246,899 for the three months and six months ended June 30, 2006, respectively. As of June 30, 2005, the market value of GENZ was $60.09 per share. The market value of GENZ as of March 31, 2005 and December 31, 2004 was $57.24 per share and $58.07 per share, respectively. For the three months and six months ended June 30, 2005, the Partnership recognized unrealized appreciation of $74,285 and $52,651, respectively.

During the three months and six months ended June 30, 2006, the Partnership sold in open-market transactions 33,700 shares (average sales price of $3.015 per share) and 45,700 shares (average sales price of $3.104 per share), respectively, of Repligen Corporation (“Repligen”). The cost basis of the shares was $3.155 per share. The market value of Repligen as of June 30, 2006, was $2.92 per share. As of March 31, 2006 and December 31, 2005, the market value of Repligen was $3.70 per share and $4.00 per share, respectively. The Partnership recognized an unrealized loss on its remaining investment of 85,300 shares of $66,534 and $92,124 for the three months and six months ended June 30, 2006, respectively. Also included in unrealized depreciation in the accompanying Statement of Operations for the three months and six months ended June 30, 2006, are the amounts of $18,363 and $38,611, respectively, representing the change in net unrealized depreciation relating to the sale of the Repligen shares. The market value

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Note 3 Continued)

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

As of June 30, 2006, the Partnership has an interest in one remaining Project: a $6.0 million investment in CCP, a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as Sponsor Company) has the option to license theCCP’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. As of June 30, 2006 and December 31, 2005, the Partnership is carrying this investment at zero. Since the Partnership’s limited partnership interest in CCP is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving for the Partners any value that may accrue with respect to this interest.

On March 21, 2006, the Partnership engaged Robert A. Stanger & Co., Inc. (“Stanger”) to solicit purchasers for the Partnership’s investment in CCP. The Partnership is required to pay Stanger a fee of $45,000, $30,000 of which was paid as of March 31, 2006, and the balance of $15,000 scheduled to be paid on the earlier of June 15, 2006 and the date on which the Partnership enters into a definitive agreement to sell its investment in CCP. At Stanger’s request, the payment of the balance due was deferred past the June 15th scheduled payment date. The Partnership also agreed to indemnify Stanger and its affiliates against certain liabilities arising from its engagement by the Partnership.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.2 million at December 31, 2005 to $1.7 million at June 30, 2006 resulting from the recognition of a net loss of $0.5 million for the six months ended June 30, 2006 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or the remittance of cash distributions to the Partners. Liquid assets decreased from $2.3 million at December 31, 2005 to $1.8 million at June 30, 2006 resulting from a decrease in the market values of marketable securities held as of these dates and the sale of marketable securities during the six months ended June 30, 2006.

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005:

Net income (loss) for the quarters ended June 30, 2006 and 2005 was $(327,336) and $103,028, respectively. The variance resulted primarily from the unfavorable change in unrealized appreciation (depreciation) of marketable securities of $377,316 and an increase in expenses of $47,879.

The Partnership recognized unrealized (depreciation) appreciation of marketable securities of $(241,461) and $135,855 for the three months ended June 30, 2006 and 2005, respectively. The market value of Repligen decreased from $3.70 per share as of March 31, 2006, to $2.92 per share as of June 30, 2006. The Partnership recognized unrealized appreciation on its investment of $85,300 shares in the amount of $66,534 for the three months ended June 30, 2006. Also included in unrealized depreciation for the three months ended June 30, 2006, is the amount of $18,363 representing the change in net unrealized depreciation relating to the sale of Repligen shares for this quarter. On June 30, 2006, the Partnership’s investment in GENZ had a market value of $61.05 per share. The market value of the Partnership’s investment in GENZ as of March 31, 2006 was $67.22 per share. Accordingly, the Partnership recognized unrealized depreciation on its investment of 25,375 shares for the three months ended June 30, 2006 of $156,564. As of June 30, 2005, the market value of Repligen was $2.17 as compared to $1.70 as of March 31, 2005 resulting in the recognition of unrealized appreciation of $61,570 on its investment of 131,000 shares for this period. The market value of GENZ increased from $57.24 as of March 31, 2005, to $60.09 as of June 30, 2005, resulting in unrealized appreciation of $74,285 on its investment of 26,065 shares.

Expenses for the quarter ended June 30, 2006 increased from the quarter ended June 30, 2005 primarily from expenses incurred in connection with the General Partner’s efforts to terminate the Partnership.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005:

For the six months ended June 30, 2006, the Partnership recognized a net loss of $515,584 as compared to a net loss of $180,485 for this same period in 2005. The variance results from an increase in expenses of $72,730, an unfavorable change in unrealized depreciation of marketable securities of $354,146 offset by an favorable change in loss on sale of marketable securities of $91,777.

For the six months ended June 30, 2006, the Partnership recognized net unrealized depreciation of $377,635 on its investments of 25,375 shares of GENZ and 85,300 shares of Repligen. The market value of Repligen decreased from $4.00 per share as of December 31, 2005 to $2.92 per share as of June 30, 2006. In addition, the market value of GENZ decreased from $70.78 per share as of December 31, 2005 to $61.05 per share as of June 30, 2006. Also included in unrealized depreciation for the six months ended June 30, 2006, is the amount of $38,611 representing the change in net unrealized depreciation relating to the sale of 45,700 shares of Repligen. For the six months ended June 30, 2005, the Partnership recognized net unrealized depreciation of $23,489 on its investments of 26,065 shares of GENZ and 131,000 shares of Repligen. The market value of Repligen decreased from $2.88 per share as of December 31, 2004 to $2.17 per share as of June 30, 2005. This decrease was offset, in part, by an increase in the market value of GENZ from $57.24 per share as of December 31, 2004 to $60.09 per share as of June 30, 2005. Also included in unrealized depreciation for the six months ended June 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of 61,300 shares of Repligen. During the six months ended June 30, 2005, the Partnership sold 61,300 shares of Repligen for total proceeds of $99,284. The cost basis of the shares was $193,402 resulting in the recognition of a net loss on the sale of $94,118 for this period.

Expenses for the six months ended June 30, 2006 increased from the six months ended June 30, 2005 primarily from expenses incurred in connection with the General Partner’s efforts to terminate the Partnership.

Critical Accounting Policies

The General Partner makes judgements in valuing its interests in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar interests, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of June 30, 2006, the Partnership is carrying its interest in CCP at zero.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Substantially all of the Partnership’s non-cash assets consist of 25,375 shares of GENZ and 85,300 shares of Repligen. The Partnership acquired these shares in connection with its interests in Projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of June 30, 2006 and 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of June 30, 2006	$1,798,245	30% increase 30% decrease	$ $	2,337,718 1,258,772	$ $	2,268940 1,189,994
As of June 30, 2005	$1,850,540	30% increase 30% decrease	$ $	2,405,702 1,295,378	$ $	2,362,354 1,252,030

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August 2006.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation
(General Partner)

By:	Stephen R. Dyer/s/
Stephen R. Dyer
President

By:	Robert J. Chersi/s/
Robert J. Chersi
Principal Financial and Accounting Officer