Form 10-Q
period 2006-09-30
PAINEWEBBER R&D PARTNERS III L P
filed 2006-11-14
CIK 865936

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006

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

SPECIAL NOTE REGARDING

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners III, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners III, L.P. on the skills of certain scientific personnel or experts it may employ; and the dependence of PaineWebber R&D Partners III, L.P. on the General Partner (hereinafter defined).

PAINEWEBBER R&D PARTNERS III, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

FORM 10-Q SEPTEMBER 30, 2006

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

	(unaudited)
	September 30,	December 31,
	2006	2005
Assets:

Marketable securities, at market value	$2,004,218	$2,333,114

Liabilities and partners' capital:

Accrued liabilities	$108,796	$88,063

Partners' capital	1,895,422	2,245,051

Total liabilities and partners' capital	$2,004,218	$2,333,114

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,	2006	2005
Revenues:
Interest income	$62	$168
Unrealized appreciation of marketable securities	203,852	425,501
	203,914	425,669

Expenses:
General and administrative costs	37,959	44,560

Net income	$165,955	$381,109

Net income per partnership unit:
Limited partners (based on 50,000 units)	$3.29	$7.55
General partner	$1,659.55	$3,811.09

For the nine months ended September 30,	2006	2005
Revenues:
Interest income	$288	$712
Unrealized (depreciation) appreciation of marketable securities	(173,783)	402,012
Realized loss on sale of marketable securities	(2,341)	(94,118)
	(175,836)	308,606

Expenses:
General and administrative costs	173,793	107,982

Net income (loss)	$(349,629)	$200,624

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(6.92)	$3.97
General partner	$(3,496.29)	$2,006.24

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital (Deficit)
(unaudited)

	Limited	General
For the nine months ended September 30, 2006	Partners	Partner	Total

Balance at January 1, 2006	$3,777,165	$(1,532,114)	$2,245,051

Net loss	(346,133)	(3,496)	(349,629)

Balance at September 30, 2006	$3,431,032	$(1,535,610)	$1,895,422

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,	2006	2005

Cash flows from operating activities:
Net income (loss)	$(349,629)	$200,624
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Unrealized depreciation (appreciation) of marketable securities	173,783	(402,012)

Decrease in operating assets:
Marketable securities	155,113	196,066

Increase in operating liabilities:
Accrued liabilities	20,733	5,322
Cash provided by operating activities	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months and nine months ended
September 30, 2006 and 2005.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	Organization and Business

PaineWebber R&D III, L.P. (the “Partnership”) is a Delaware limited partnership that commenced operations on June 3, 1991. Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner

The financial information as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 is unaudited. However, in the opinion of management of the Partnership, such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2006, are not necessarily indicative of results to be expected for the year ended December 31, 2006. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2005, and the previously issued quarterly reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”) Contribution Payout as of September 30, 2006 is $1,762 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

Aggregate distributions per Unit reached Contribution Payout as of June 30, 2000. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout. For the three months and nine months ended September 30, 2006, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2006, the cumulative profits of the Partnership were $787 per Unit.

Pursuant to the terms of the Agreement of Limited Partnership, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the

General Partner’s capital account. Such amount then becomes part of the assets of the Partnership. As of September 30, 2006, the debit balance in the General Partner’s capital account was $1,535,610. In 1995, the General Partner was named as a defendant in a class action lawsuit relating, among other things, to the sale of the Partnership’s limited partnership interests. In connection with the settlement of that lawsuit, in July 2003, the General Partner deposited in escrow with counsel for the plaintiffs in that lawsuit the amount of $1,497,992. Under the terms of that settlement, the escrowed funds may only be used to fund the negative balance in the General Partner’s capital account upon the Partnership’s termination.

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

3.	Marketable Securities

The Partnership held the following marketable securities at:

	September 30, 2006		December 31, 2005
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$2,121	$2,121	$13,047	$13,047
Genzyme General Division (25,375 common shares)	1,712,065	629,493	1,796,057	629,493
Repligen Corporation (85,300 and 131,000 common shares as of September 30, 2006 and December 31, 2005, respectively)	290,032	269,150	524,010	413,337
	$2,004,218	$900,764	$2,333,114	$1,055,877

As of September 30, 2006, the market value of Genzyme General Division (“GENZ”) was $67.47 per share as compared to the market value as of June 30, 2006 and December 31, 2005 of $61.05 per share and $70.78 per share, respectively. The Partnership recognized unrealized appreciation (depreciation) of $162,908 and $(83,992) for the three months and nine months ended September 30, 2006, respectively. As of September 30, 2005, the market value of GENZ was $71.64 per share. The market value of GENZ as of June 30, 2005 and December 31, 2004 was $60.09 per share and $58.07 per share, respectively. For the three months and nine months ended September 30, 2005, the Partnership recognized unrealized appreciation of $301,051 and $353,702, respectively.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Note 3 continued)

For the nine months ended September 30, 2006, the Partnership sold in open-market transactions 45,700 shares of Repligen Corporation (“Repligen”) at an average price of $3.104 per share as compared to a cost basis of $3.155 per share. The market value of Repligen as of September 30, 2006, was $3.40 per share. As of June 30, 2006 and December 31, 2005, the market value of Repligen was $2.92 per share and $4.00 per share, respectively. The Partnership recognized unrealized appreciation (depreciation) on its remaining investment of 85,300 shares of $40,944 and $(51,180) for the three months and nine months ended September 30, 2006, respectively. Also included in unrealized depreciation in the accompanying Statements of Operations for the nine months ended September 30, 2006 is the amount of $38,611 representing the change in net unrealized depreciation relating to the sale of the Repligen shares. During the nine months ended September 30, 2005, the Partnership sold 61,300 shares of Repligen having a cost basis approximating $193,402 for total proceeds of $99,284 resulting in the recognition of a loss from the sale for this period in the amount of $94,118. The market value of Repligen Corporation (“Repligen) as of September 30, 2005, was $3.12 per share as compared to $2.17 per share as of June 30, 2005 and $2.88 per share as of December 31, 2004. The Partnership recognized unrealized appreciation on its investment of 131,000 shares of $124,450 for the three months ended September 30, 2005 and $31,440 for the nine months then ended. Also included in unrealized appreciation in the accompanying Statement of Operations for the nine months ended September 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of the Repligen shares.

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

As of September 30, 2006 and 2005, the Partnership had an interest in one remaining Project: a $6.0 million interest in Cephalon Clinical Partners, L.P. (“CCP”), a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. If CCP produces a product for commercial sale, Cephalon, Inc. (as the Sponsor Company) has the option to license the Partnership’s technology to manufacture and market the product developed. In addition, Cephalon, Inc. has the option to purchase the Partnership’s interest in the technology. Since the Partnership’s limited partnership interest in CCP is illiquid and has uncertain prospects, the General Partner has continued to consider ways in which it could terminate the Partnership while preserving for the Partners any value that may accrue with respect to this interest.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

(Note 5 continued)

On March 21, 2006, the Partnership engaged Robert A. Stanger & Co., Inc. (“Stanger”) to solicit purchasers for the Partnership’s investment in CCP. At September 30, 2006, Stanger had identified and contacted what it believed to be the most likely purchasers of the Partnership’s interest in CCP. There was no interest expressed by those contacted by Stanger. As of September 30, 2006 and December 31, 2005, the Partnership is carrying this interest at zero.

The Partnership is required to pay Stanger a fee of $45,000, $30,000 of which was paid as of March 31, 2006, and the balance of $15,000 scheduled to be paid on the earlier of June 15, 2006 and the date on which the Partnership enters into a definitive agreement to sell its investment in CCP. At Stanger’s option, the payment of the balance due was deferred past the June 15th scheduled payment date. The Partnership also agreed to indemnify Stanger and its affiliates against certain liabilities arising from its engagement by the Partnership.

6.	Income Taxes

The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income or loss on their respective federal and state income tax returns.

7.	Subsequent Event

On November 7, 2006, the Partnership sold 625 shares of GENZ at $66.38 per share for total proceeds of $41,187. The proceeds were used to fund Partnership expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital decreased from $2.3 million at December 31, 2005 to $1.9 million at September 30, 2006 resulting from the recognition of net loss of $0.4 million for the nine months ended September 30, 2006 (as discussed in the Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed for the payment of ongoing management and administrative expenses incurred or the remittance of cash distributions to the Partners. Liquid assets decreased from $2.3 million at December 31, 2005 to $2.0 million at September 30, 2006 resulting from a decrease in the market value of the assets held as of these dates in the amount of $0.2 million and the sale of marketable securities to pay Partnership expenses.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005:

Net income for the quarters ended September 30, 2006 and 2005 was $165,955 and $381,109, respectively, comprised primarily from unrealized appreciation of the Partnership’s marketable securities.

The Partnership recognized unrealized appreciation of marketable securities of $203,852 and $425,501 for the three months ended September 30, 2006 and 2005, respectively. The market value of Repligen increased from $2.92 per share as of June 30, 2006, to $3.40 per share as of September 30, 2006. Accordingly the Partnership recognized unrealized appreciation on its investment of 85,300 shares in the amount of $40,944 for the three months ended September 30, 2006. On September 30, 2006, the Partnership’s investment in GENZ had a market value of $67.47 per share. The market value of the Partnership’s investment in GENZ as of June 30, 2006 was $61.05 per share. Accordingly, the Partnership recognized unrealized appreciation on its investment of 25,375 shares for the three months ended September 30, 2006 of $162,908. As of September 30, 2005, the market value of Repligen was $3.12 as compared to $2.17 as of June 30, 2005 resulting in the recognition of unrealized appreciation of its investment of 131,000 shares of $124,450 for this period. The market value of GENZ increased from $60.09 as of June 30, 2005, to $71.64 as of September 30, 2005, resulting in unrealized appreciation of $301,051 on its investment of 26,065 shares.

There were no material variances in expenses for the three months ended September 30, 2006 as compared to the same period in 2005.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

For the nine months ended September 30, 2006, the Partnership recognized net income (loss) of $(349,629) and $200,624, respectively. The variance results primarily from an unfavorable change in unrealized appreciation (depreciation) of marketable securities of $575,795, and an increase in expenses of $65,811 offset, in part, by a decrease in realized loss on sale of marketable securities of $91,777.

The Partnership recognized unrealized depreciation of $173,783 for the nine months ended September 30, 2006. The market value of the Partnership’s investment in Repligen decreased from $4.00 per share as of December 31, 2005, to $3.40 per share as of September 30, 2006, resulting in the recognition of unrealized depreciation of $51,180 on its investment of 85,300 shares for this period. Also included in unrealized depreciation for the nine months ended September 30, 2006, is the amount of $38,611 representing the change in unrealized depreciation relating to the sale of 45,700 shares of Repligen. On September 30, 2006, the Partnership’s investment of 25,375 shares of GENZ had a market value of $67.47 as compared to $70.78 as of December 31, 2005. Accordingly, the Partnership recognized unrealized depreciation of $83,992 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, the Partnership recognized net unrealized appreciation of $402,012 on its investments of 26,065 shares of GENZ and 131,000 shares of Repligen. The market value of Repligen increased from $2.88 per share as of December 31, 2004 to $3.12 per share as of September 30, 2005. The market value of GENZ increased from $58.07 per share as of December 31, 2004 to $71.64 per share as of September 30, 2005. Also included in unrealized appreciation for the nine months ended September 30, 2005, is the amount of $16,870 representing the change in net unrealized depreciation relating to the sale of 61,300 shares of Repligen. During the nine months ended September 30, 2005, the Partnership sold 61,300 shares of Repligen for total proceeds of $99,284. The cost basis of the shares was $193,420 resulting in the recognition of a net loss on the sale of $94,118 for this period.

Expenses for the six months ended September 30, 2006 increased from the six months ended September 30, 2005 primarily from expenses incurred in connection with the General Partner’s efforts to terminate the Partnership.

Critical Accounting Policies

The General Partner makes judgements in valuing its interests in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-Q.) The General Partner’s judgement involves estimating the prospect of the Projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar interests, publicly available information from the Sponsor Companies and other sources the General Partner considers reliable. Based on these estimates, as of September 30, 2006, the Partnership is carrying its interest in CCP at zero.

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

The table below summarizes the Partnership’s equity price risks as of September 30, 2006 and 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of September 30, 2006	$2,002,097	30% increase 30% decrease	$ $	2,602,726 1,401,468	$ $	2,496,051 1,294,793
As of September 30, 2005	$2,276,041	30% increase 30% decrease	$ $	2,958,853 1,593,229	$ $	2,871,113 1,505,489

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

Item 6.   Exhibits and Reports on Form 8-K

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

On October 3, 2006, the Partnership filed a Form 8-K with respect to the resignation of Stephen R. Dyer as a director and President of the General Partner and the appointment of Clifford B. Wattley as President.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2006.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation
(General Partner)

By:	/s/ Clifford B. Wattley
Clifford B. Wattley
President

By:	/s/ Robert J. Chersi
Robert J. Chersi
Principal Financial and Accounting Officer