Form 10-K
period 2006-12-31
PAINEWEBBER R&D PARTNERS III L P
filed 2007-04-02
CIK 865936

 United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X). Yes ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer Yes ☐ No ☒

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

As of December 31, 2005, the Partnership had an investment in Cephalon Clinical Partners, L.P. (“CCP”) which it sold during the year ended December 31, 2006. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-K.) In addition, as of December 31, 2006, the Partnership owned marketable securities as described in Note 3 of the “Notes to Financial Statements” included in this filing on Form 10-K.

The Partnership’s Agreement of Limited Partnership (the “Agreement”) provides that the Partnership will terminate upon the occurrence of certain events, which include the sale, authorized by an affirmative vote of a majority-in-interest, of all of the Partnership’s assets.

On February 15, 2007, the Partnership filed with the Securities and Exchange Commission a definitive Schedule 14A which included a Consent Solicitation Statement, dated February 16, 2007, in which the General Partner sought the consent of the Partnership’s Limited Partners (hereinafter defined) to a proposal to sell all of the assets of the Partnership which, if approved, would result in a final liquidating distribution and termination of the Partnership. The solicitation expired on March 28, 2007. The proposal was approved by the required majority-in-interest of limited partnership interests. As a result, the Partnership is required to sell its remaining assets, including its marketable securities, in open-market transactions at prevailing prices prior to April 15, 2007.

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

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”). Contribution Payout as of December 31, 2006 is $1,775 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout (except for distributions which are made in connection with the dissolution of the Partnership). No cash or security distributions have been remitted by the Partnership since this time. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. The Agreement provides that upon termination of the Partnership, the Partnership’s assets will be distributed to all Partners (after satisfying claims of creditors) pro rata in accordance with their respective capital account balances on the date of termination.

Profit and Loss Allocation

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2006, the cumulative profits of the Partnership were $784 per Unit.

Pursuant to the terms of the Agreement, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the General Partner’s capital account. Such amount then becomes part of the assets of the Partnership that will be available for distribution to the Partners, after satisfying claims of creditors. As of December 31, 2006, the debit balance in the General Partner’s capital account was $1,536,932. In 1995, the General Partner was named as a defendant in a class action lawsuit relating, among other things, to the sale of the Partnership’s limited partnership interests. In connection with the settlement of that lawsuit, in July 2003, the General Partner deposited in escrow with counsel for the plaintiffs in the lawsuit the amount of $1,497,992. Under the terms of that settlement, the escrowed funds may only be used to fund the negative balance in the General Partner’s capital account upon the Partnership’s termination.

(Item 1 Continued)

Other

At December 31, 2006, the Partnership had no employees, and PWDC had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership was engaged in one primary business segment, the management of investments in technology and biotechnology products and companies.

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

There is no existing public market for the Units, and no such market is expected to develop. Effective December 1, 2005, the General Partner no longer permits any sale, assignment or other transfers of units, except transfers that occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 2006, there were 4,449 Limited Partners. The Partnership purchased none of its limited partnership Units during the year ended December 31, 2006.

The Partnership distributes to the Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership’s business. During the years ended December 31, 2006, 2005, and 2004, the Partnership made no distributions to the Partners.

Item 6.	Selected Financial Data.

See the “Selected Financial Data” on Page F-2 included in this filing on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Partners’ capital of $2.3 million at December 31, 2005, decreased to $1.8 million at December 31, 2006, resulting from the Partnership’s recognition of a net loss of $0.5 million (as discussed in Results of Operations below).

The Partnership’s funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets decreased from $2.3 million at December 31, 2005 to $1.7 million at December 31, 2006. The decrease of $0.6 million resulted from the decrease in market values as of these dates of $0.3 million and the sale of marketable securities to pay expenses having a value at December 31, 2005 of $0.3 million. On December 1, 2005, the Board of Directors of the General Partner authorized the Partnership to sell at the then prevailing market price at the end of each month, as many shares of marketable securities required to pay the Partnership’s operating expenses for which no other funds are available to the Partnership.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005:

Net income (loss) for the years ended December 31, 2006 and 2005 was $(0.5) million and $0.3 million, respectively. The unfavorable variance of $0.8 million resulted from a decrease in revenues of $0.7 million and an increase in expenses of $0.1 million.

Net revenues were $(0.3) million for the year ended December 31, 2006 as compared to $0.4 million for the year ended December 31, 2005. Unrealized appreciation (depreciation) for the years ended December 31, 2006 and 2005 was $(0.4) million and $0.5 million, respectively. Realized gain on sale of investment for the year ended December 31, 2006 was $0.1 million. At December 31, 2006, the Partnership’s investment in 0.024 million shares of Genzyme General Division (“GENZ”) had a market value of $61.58 per share as compared to $70.78 per share as of December 31, 2005. The Partnership recognized unrealized depreciation of $0.2 million for the year ended December 31, 2006. The market value of Repligen Corporation (“Repligen”) decreased from $4.00 per share as of December

(Item 7 Continued)

31, 2005 to $2.81 per share as of December 31, 2006 resulting in the recognition of unrealized depreciation of $0.1 million on its investment of 0.085 million shares. Also included in unrealized depreciation in the accompanying Statements of Operations for the year ended December 31, 2006, is the amount of $0.1 million representing the change in net unrealized appreciation relating to the sale of Repligen and GENZ shares. At December 31, 2005, the Partnership’s investment in 0.025 million shares of GENZ had a market value of $70.78 per share as compared to $58.07 per share as of December 31, 2004. The Partnership recognized unrealized appreciation of $0.3 million for the year ended December 31, 2005. The market value of the Partnership’s investment in Repligen of 0.131 million shares as of December 31, 2005 was $4.00 per share as compared to $2.88 per share as of December 31, 2004. The Partnership recognized unrealized appreciation of $0.2 million for the year ended December 31, 2005. During the year ended December 31, 2006, pursuant to an Offer to Purchase by Cephalon, Inc., the Partnership sold its partnership interest in CCP for proceeds of $0.1 million and recognized a gain upon the sale of this amount.

Expenses increased by $0.1 million from December 31, 2005 to December 31, 2006 resulting primarily from increases in legal and other expenses relating to the General Partner’s efforts to formulate a plan for the liquidation of the Partnership’s assets and termination of the Partnership.

 Year ended December 31, 2005 compared to the year ended December 31, 2004:

Net income (loss) for the years ended December 31, 2005 and 2004 was $0.3 million and $(0.5) million, respectively. The favorable variance of $0.8 million resulted from an increase in revenues of $0.7 million and a decrease in expenses of $0.1 million.

Net revenues were $0.4 million for the year ended December 31, 2005 as compared to $(0.3) million for the year ended December 31, 2004. Unrealized appreciation (depreciation) for the years ended December 31, 2005 and 2004 was $0.5 million (refer to year ended December 31, 2006 compared to the year ended December 31, 2005) and $(0.2) million, respectively. At December 31, 2004, the Partnership’s investment in 0.026 million shares of GENZ had a market value of $1.5 million ($58.07 per share) as compared to a market value of $1.3 million ($49.29 per share) as of December 31, 2003. The Partnership recognized unrealized appreciation of $0.2 million for the year ended December 31, 2004. The market value of the Partnership’s investment in Repligen of 0.192 million shares as of December 31, 2004 was $0.54 million ($2.88 per share) as compared to $0.84 million ($4.37 per share) as of December 31, 2003. The Partnership recognized unrealized depreciation of $0.4 million for the year ended December 31, 2004, which included the change in unrealized appreciation previously recorded of $0.1 million related to the sale of Repligen shares during the year ended December 31, 2004.

Expenses decreased by $0.1 million from December 31, 2004 to December 31, 2005 resulting primarily from decreases in legal and printing expenses.

(Item 7 Continued)

Critical Accounting Policies

The General Partner makes judgments in valuing its investments in product development projects. (See Note 5 of the “Notes to Financial Statements” included in this filing on Form 10-K.) The General Partner’s judgment involves estimating the prospect of the projects producing a commercially viable product. These estimates are based on the General Partner’s experience in evaluating similar investments, publicly available information from the sponsor companies of the projects and other sources the General Partner considers reliable. Based on these estimates, as of December 31, 2005, the Partnership is carrying its investment, a limited partnership interest in CCP, at zero. As of December, 31, 2006, the interest in CCP had been sold.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

The Partnership’s non-cash assets subject to market risk consist of 24,270 shares of GENZ and 85,300 shares of Repligen. The Partnership acquired these shares in connection with its investments in projects. The Partnership holds these shares until cash is needed for the payment of Partnership expenses or to make cash distributions to the Partners.

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

The table below summarizes the Partnership’s equity price risks as of December 31, 2006 and 2005 and shows the effects of a hypothetical 30% increase and a 30% decrease in market prices as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios. Indeed, results could be far worse due to the nature of the equity markets.

	Market Value	Hypothetical Price Change	Estimated Market Value After Hypothetical Change in Price		Estimated Partners’ Capital After Hypothetical Change in Price
As of December 31, 2006	$1,734,266	30% increase 30% decrease	$ $	2,254,546 1,213,986	$ $	2,283,533 1,242,973
As of December 31, 2005	$2,320,067	30% increase 30% decrease	$ $	3,016,087 1,624,047	$ $	2,941,071 1,549,031

Item 8.	Financial Statements and Supplementary Data.

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

(a) Evaluation of Disclosure Controls and Procedures. The President (Principal Executive Officer) and Assistant Treasurer (Principal Financial and Accounting Officer) of the General Partner, after evaluating the effectiveness of the Partnership’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Partnership’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Partnership would be made known to them by others within the General Partner, or its affiliates particularly during the period in which this Annual Report on Form 10-K was being prepared.

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

Pursuant to the Management Contract, the General Partner is responsible for the management and administrative services necessary for the operation of the Partnership. The following table sets forth certain information with respect to the persons who are directors and executive officers of the General Partner as of December 31, 2006:

Name	Age	Position and Date Appointed
Directors
Michael Schweitzer	43	Director since November 2006
Rosemarie Albergo	49	Director since December 2003

Executive Officers
Clifford Watttley	57	President since October 3, 2006
Rosemarie Albergo	49	Assistant Treasurer since December 2003
Tambra King	45	Secretary since November 2006

The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(Item 10 Continued)

Directors

Michael Schweitzer joined UBS Financial Services Inc. (“UBS FS”). in August 2003 as Managing Director and Co-Head of Private Wealth Management. In September 2005, he was promoted to Chief Operating Officer, Products and Services - North America. In September 2006, he was named Deputy Head of Products and Services and Head of P&S Consulting in addition to his current role as COO. Prior to joing UBS, he spent 15 years at Merrill Lynch and Co. where he held a variety of positions including Financial Advisor, Producing Manager, District Sales manager and Branch Manager. Additionally, he has held positions as National Sales Manager of Private Client, Head of Trust and Insurance Sales, and National Director, Private Weath Management.

Rosemarie Albergo is an Executive Director of UBS FS. Prior to joining UBS FS in 1983, Ms. Albergo was employed at KPMG. She received her Bachelor of Business Administration degree from Pace University and is a Certified Public Accountant.

Executive Officers

Clifford Wattley, President, is a Director in Alternative Investments US of UBS FS having joined Paine Webber Group Inc., a predecessor firm, in 1986. He also was employed previously by Paine Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber’s Principal Transactions Group. Since 1992, Mr. Wattley has been a member of the Alternative Investments US where his responsibilities have included the management of a number of partnerships in various asset classes and private equity feeder funds. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

Rosemarie Albergo, Assistant Treasurer, see directors above.

Tambra King, Secretary, has served as Secretary of PWDC since November 2006 and as Director and Secretary of UBS FS an affiliate of the Company, since July 2006. Prior to her association with UBS FS, Ms. King served as Director of Legal Administration and Assistant Secretary of Triarc Companies, Inc. from April 2004 until July 2006. Prior thereto, Ms. King was Secretary of Centre Insurance Company from November 2000 until April 2004 and served in various positions with Trace International Holdings, Inc., most recently as Vice President and Secretary.

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

Item11.	Executive Compensation

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

There are no investors known to the Partnership to be beneficial owners at March 1, 2007 of more than five percent of the Registrant’s Units. No member of management of PWDC had any beneficial interest in the Registrant’s Units.

Item 13.	Certain Relationships and Related Transactions.

Information in response to this item may be found in the section entitled “Related Party Transactions” under the caption “Notes to Financial Statements” on pages F-8 through F-12 included in this filing on Form 10-K.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Fees for audit services totaled $68,000 for the years ended December 31, 2006 and 2005, including fees associated with the annual audit and the review of the Partnership’s quarterly reports on Form 10-Q.

Tax Fees

Fees for tax services, including tax compliance and tax advice, totaled $13,000 and $9,500 for the years ended December 31, 2006 and 2005, respectively.

Audit-Related and All Other Fees

No fees were paid to the principal accountant for audit-related or other services for the years ended December 31, 2006 and 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of the filing on Form 10-K.

Exhibits

31.1
President (Principal Executive Officer) - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Assistant Treasurer (Principal Financial and Accounting Officer) - Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
President (Principal Executive Officer) - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Assistant Treasurer (Principal Financial and Accounting Officer) - Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Notes to Financial Statements (Pages F-8 to F-12)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2007.

PAINEWEBBER R&D PARTNERS III, L.P. (General Partner)

By:	PaineWebber Development Corporation (General Partner)

By:
Clifford Wattley President (Principal Executive Officer)

By:
Rosemarie Albergo Assistant Treasurer (Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2007.

PAINEWEBBER R&D PARTNERS III, L.P.

By:	PaineWebber Development Corporation (General Partner)

By:	/s/ Clifford Wattley
Clifford Wattley President (Principal Executive Officer)

By:	/s/ Rosemarie Albergo
Rosemarie Albergo Assistant Treasurer (Principal Financial and Accounting Officer)

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

All Schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Selected Financial Data

At and for the years ended December 31,	2006	2005	2004	2003	2002
Operating Results:

Revenues	$(239,597)	$403,189	$(249,105)	$858,752	$(2,703,179)
Net income (loss)	$(481,798)	$257,374	$(451,876)	$614,931	$(2,866,290)

Net income (loss) per partnership interest (A):

Limited partners	$(9.54)	$5.10	$(8.95)	$12.18	$(56.75)
General partner	$(4,817.98)	$2,573.74	$(4,518.76)	$6,149.31	$(28,622.90)

Financial Condition:

Total assets	$1,872,992	$2,333,114	$2,082,760	$2,533,265	$1,907,451
Partners' capital	$1,763,253	$2,245,051	$1,987,677	$2,439,553	$1,824,622

Distributions to partners:
Cash	$-	$-	$-	$-	$-

(A) Based on 50,000 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Quarterly Financial Information (Unaudited)

			Net Income (Loss)
		Net income	Per Partnership Unit (A)
	Revenues	(Loss)	Limited Partners	General Partner
Calendar 2006

4th Quarter	$(63,761)	$(132,169)	$(2.62)	$(1,321.69)

3rd Quarter	203,914	165,955	3.29	1,659.55

2nd Quarter	(246,130)	(327,336)	(6.48)	(3,273.36)

1st Quarter	(133,620)	(188,248)	(3.73)	(1,882.48)

Calendar 2005

4th Quarter	$94,583	$56,750	$1.12	$567.50

3rd Quarter	425,669	381,109	7.55	3,811.09

2nd Quarter	136,355	103,028	2.04	1,030.28

1st Quarter	(253,418)	(283,513)	(5.61)	(2,835.13)

Calendar 2004

4th Quarter	$295,376	$252,437	$5.00	$2,524.37

3rd Quarter	43,212	(19,187)	(0.38)	(191.87)

2nd Quarter	(139,432)	(187,183)	(3.71)	(1,871.83)

1st Quarter	(448,261)	(497,943)	(9.86)	(4,979.43)

Report of Independent Registered Public Accounting Firm

To the Partners of PaineWebber R&D Partners III, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners III, L.P. (the “Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, changes in partners’ capital (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 28, 2007

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

	December 31,	December 31,
	2006	2005
Asset:

Marketable securities, at market value	$1,739,992	$2,333,114

Other receivable	133,000	-

Total assets	$1,872,992	$2,333,114

Liabilities and partners' capital:

Accrued liabilities	$109,739	$88,063

Partners' capital	1,763,253	2,245,051

Total liabilities and partners' capital	$1,872,992	$2,333,114

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Operations

For the years ended December 31,	2006	2005	2004
Revenues:
Interest income	$345	$770	$76
Realized gain on sale of investment	133,000	-	-
Realized gain (loss) on sale of marketable securities	41,260	(60,735)	(78,022)
Unrealized (depreciation) appreciation of
marketable securities	(414,202)	463,154	(171,159)
	(239,597)	403,189	(249,105)

Expenses:
General and administrative costs	242,201	145,815	202,771

Net income (loss)	$(481,798)	$257,374	$(451,876)

Net income (loss) per partnership unit:
Limited partners (based on 50,000 units)	$(9.54)	$5.10	$(8.95)
General partner	$(4,817.98)	$2,573.74	$(4,518.76)

Statements of Changes in Partners' Capital (Deficit)

	Limited	General
For the years ended December 31, 2006, 2005 and 2004	Partners	Partner	Total
Balance at January 1, 2004	$3,969,722	$(1,530,169)	$2,439,553
Net loss	(447,357)	(4,519)	(451,876)

Balance at December 31, 2004	3,522,365	(1,534,688)	1,987,677
Net income	254,800	2,574	257,374

Balance at December 31, 2005	3,777,165	(1,532,114)	2,245,051
Net loss	(476,980)	(4,818)	(481,798)

Balance at December 31, 2006	$3,300,185	$(1,536,932)	$1,763,253

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows

For the years ended December 31,	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(481,798)	$257,374	$(451,876)
Adjustments to reconcile net income (loss) to
cash provided by operating activities:
Unrealized depreciation (appreciation)
of marketable securities	414,202	(463,154)	171,159

Decrease (increase) in operating assets:
Marketable securities	178,920	212,800	279,346
Other receivable	(133,000)	-	-

Increase (decrease) in operating liabilities:
Accrued liabilities	21,676	(7,020)	5,601
Due to bank	-	-	(4,230)
Cash provided by operating activities	-	-	-

Decrease in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest or taxes during the years ended December 31, 2006, 2005 and 2004.

See notes to financial statements.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS December 31, 2006

1. Organization and Business

PaineWebber R&D Partners III, L.P. (the “Partnership”) is a Delaware limited partnership of which Paine Webber Development Corporation (“PWDC” or the “General Partner”), an indirect, wholly-owned subsidiary of UBS Americas Inc. (“UBS Americas”) which is a wholly-owned subsidiary of UBS AG, is the general partner and manager of the Partnership. The Partnership will terminate on December 15, 2015, unless its term is extended or reduced by the General Partner. In addition, the Partnership’s Agreement of Limited Partnership (the “Agreement”) provides that the Partnership will terminate upon the occurrence of certain events, which include the sale, authorized by an affirmative vote of a majority-in-interest, of all of the Partnership’s assets (Note 7).

The principal objective of the Partnership was to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology and biotechnology companies (“Sponsor Companies”), which were expected to address significant market opportunities. The Partnership was engaged in diverse product development projects (the “Projects”) including product development contracts, participation in other partnerships and investments in securities of Sponsor Companies.

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS December 31, 2006

(Note 1 Continued)

The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the “Limited Partners”) and the General Partner (collectively the “Partners”). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.

		Limited Partners	General Partner
I.	Until the value of the aggregate distributions for each limited partnership unit (“Unit”) equals $1,000 plus simple interest on such amount accrued at 5% per annum (“Contribution Payout”). Contribution Payout as of December 31, 2006 is $1,775 per Unit	99%	1%
II.	After Contribution Payout and until the value of the aggregate distributions for each Unit equals $5,000 (“Final Payout”)	80%	20%
III.	After Final Payout	75%	25%

During the year ended December 31, 2000, the Partnership made a cash distribution which resulted in aggregate distributions per Unit to reach Contribution Payout. As a result, the General Partner will be allocated 20% of future cash distributions until Final Payout (except for distributions made in connection with the dissolution of the Partnership). No cash or security distributions have been remitted by the Partnership since this time. As of December 31, 2006, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $1,483 and $98 per Unit, respectively. The Agreement provides that upon termination of the Partnership, the Partnership’s assets will be distributed to all Partners (after satisfying claims of creditors) pro rata in accordance with their respective capital account balances on the date of termination.

Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2006, the cumulative profits of the Partnership were $784 per Unit.

Pursuant to the terms of the Agreement, upon termination of the Partnership, the General Partner is required to pay to the Partnership an amount in cash equal to the debit balance in the General Partner’s capital account. Such amount then becomes part of the assets of the Partnership that will be available for distribution to the Partners, after satisfying claims of creditors. As of December 31, 2006, the debit balance in the General Partner’s capital account was $1,536,932. In 1995, the General Partner was named as a defendant in a class action lawsuit relating, among other things, to the sale of the Partnership’s limited partnership interests. In connection with the settlement of that lawsuit, in July 2003, the General Partner deposited in escrow with counsel for the plaintiffs in the lawsuit the amount of $1,497,992. Under the terms of that settlement, the escrowed funds may only be used to fund the negative balance in the General Partner’s capital account upon the Partnership’s termination (Note 7).

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS December 31, 2006

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

3.   Marketable Securities

The Partnership held the following marketable securities at:

	December 31, 2006		December 31, 2005
	Carrying Value	Cost	Carrying Value	Cost
Money market fund	$5,726	$5,726	$13,047	$13,047
Genzyme Corporation (24,270 and 25,375 common shares as of December 31, 2006 and 2005, respectively)	1,494,561	602,080	1,796,057	629,493
Repligen Corporation (85,300 and 131,000 common shares as of December 31, 2006 and 2005, respectively)	239,705	269,150	524,010	413,337
	$1,739,992	$876,956	$2,333,114	$1,055,877

During the year ended December 31, 2006, the Partnership sold 1,105 shares of its investment in Genzyme Corporation (“GENZ”) for average proceeds of $64.27 per share. The cost basis of the shares was $24.81 per share resulting in the recognition of a gain from the sale of $43,601. The market value of the shares as of December 31, 2006, was $61.58 per share as compared to a carrying value of $70.78 per share as of December 31, 2005. The Partnership recognized unrealized depreciation on its remaining investment of 24,270 shares in the amount of $274,083 which includes the amount of $50,800 for the change in unrealized appreciation previously recorded on the shares sold during 2006. During the year ended December 31, 2005, the Partnership sold 690 shares of its investment in GENZ for average proceeds of $73.19 per share. The cost basis of the shares was $24.81 per share resulting in the recognition of a gain from the sale of $33,382. At December 31, 2005 and 2004, the Partnership recorded its investment of

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS December 31, 2006

(Note 3 Continued)

25,375 and 26,065 shares, respectively, at a market value of $70.78 per share and $58.04 per share, respectively. The Partnership recognized unrealized appreciation for the years ended December 31, 2005 and 2004 of $299,565 and $228,851, respectively. Unrealized appreciation of $299,565 for the year ended December 31, 2005 is net of $22,951 for the change in unrealized appreciation previously recorded on the shares sold during 2005.

During the years ended December 31, 2006, 2005 and 2004, the Partnership sold 45,700 shares (average price of $3.10 per share), 61,300 shares (average price of $1.62 per share) and 93,400 shares (average price of $2.32 per share), respectively, of Repligen Corporation (“Repligen”) as compared to a cost basis of $3.155 per share. The Partnership recognized realized gain (loss) from the sales for the years ended December 31, 2006, 2005 and 2004 of $(2,341), $(94,117) and ($78,022), respectively. The market value per share of Repligen was $2.81 per share, $4.00 per share, and $2.88 per share, at December 31, 2006, 2005, and 2004, respectively The Partnership recognized unrealized appreciation (depreciation) of $(140,119), $163,589, and $(400,010), for the years ended December 31, 2006, 2005 and 2004, respectively. Unrealized appreciation (depreciation) for these years, includes the change in unrealized appreciation (depreciation) previously recorded of $(38,611), $16,890 and $113,483, respectively, related to the sale of Repligen shares.

On March 3, 2003, the Board of Directors of Repligen adopted a shareholder rights plan to help protect investors against potential hostile takeover attempts. Under the plan a dividend was declared of one purchase right for each outstanding share of common stock held as of March 17, 2003. (The Partnership continued to own 285,700 Repligen shares as of that date). The rights are not immediately exercisable and will be “triggered” upon such time that a purchaser acquires 15% or more of Repligen’s outstanding common stock. The rights entitle the holder to purchase $100 worth of Repligen common stock at a purchase price of $50.00. As of December 31, 2006 and 2005, the Partnership has recorded these rights at a zero value.

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

Pursuant to the terms of the Partnership Agreement, at the time of the Partnership’s dissolution, the General Partner is required to restore its deficit capital account, if any, by remitting cash equal to such amount to the Partnership (Note 7).

PAINEWEBBER R&D PARTNERS III, L.P. (a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS December 31, 2006

5. Product Development Projects

As of December 31, 2005, the Partnership had an interest in one remaining Project: a $6.0 million investment in CCP, a $45.0 million limited partnership formed to fund the development, clinical testing, manufacturing and marketing of Myotrophin™ for use in the treatment of amyotrophic lateral sclerosis and certain other peripheral neuropathies. As of December 31, 2005, the Partnership carried this illiquid investment at zero. On March 21, 2006, the Partnership engaged Robert A. Stanger & Co., Inc. (“Stanger”) to solicit purchasers for the Partnership’s investment in CCP at a fee of $45,000. Stanger had identified and contacted what it believed to be the most likely purchasers of the Partnership’s interest in CCP. There was no interest expressed by those contacted by Stanger. Pursuant to an Offer to Purchase by Cephalon, Inc., on December 15, 2006, the Partnership sold its interest in CCP for a purchase price of $1,000 per CCP limited partnership interest. As a result, the Partnership will receive total proceeds of $133,000 and recognized a gain of this amount for the year ended December 31, 2006.

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

7.  Subsequent Event

On February 15, 2007, the Partnership filed with the Securities and Exchange Commission a definitive Schedule 14A which included a Consent Solicitation Statement, dated February 16, 2007, in which the General Partner sought the consent of the Partnership’s Limited Partners to a proposal to sell all of the assets of the Partnership which, if approved, would result in a final liquidating distribution and termination of the Partnership. The solicitation expired on March 28, 2007 and the proposal was approved by the required majority-in-interest of the limited partnership interests. As a result, the Partnership is required to sell its remaining assets, including its marketable securities, in open market transactions at prevailing prices, prior to April 15, 2007 The Partnership expects to make its final liquidating distribution to its Limited Partners on or about April 30, 2007.

By order dated February 14, 2007, the court administering the funds that were escrowed for funding the negative balance in the General Partner’s capital account approved their release. On March 21, 2007, these funds, in the amount of $1,497,002, were applied to partially fund the negative balance in the General Partner’s capital account.